Form 10-Q
period 1996-03-31
COMMUNICATIONS CENTRAL INC
filed 1996-05-15
CIK 914249

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                              -----------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to______________________

Commission File Number            0 - 22730
                      --------------------------------------------------------

                          Communications Central Inc.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

                  Georgia                                  58-1804173
     ------------------------------                    ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation of organization)                    Identification No.)

     1150 Northmeadow Pkwy., Suite 118, Roswell, Georgia          30076
     -------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                (770) 442-7300
     -------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
     -------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____
                                        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 6,054,556 shares of Common Stock outstanding as of April 6, 1996.

                          COMMUNICATIONS CENTRAL INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                                        Page
                                                                                        ----
                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
- - -------   --------------------------------
          Consolidated Balance Sheets - March 31, 1996 and June 30, 1995                 3-4

          Consolidated Statements of Income - Three Months Ended March 31, 1996 and
          1995 and Nine Months Ended March 31, 1996 and 1995                               5

          Consolidated Statements of Cash Flows - Nine Months Ended
          March 31, 1996 and 1995                                                          6

          Notes to Consolidated Financial Statements - March 31, 1996                      7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS                                                         8-11
          ---------------------



                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                             12-13
- - -------   --------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -------  --------------------

                          COMMUNICATIONS CENTRAL INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,       JUNE 30,
                                                                                  1996            1995
                                                                           ----------------  --------------
ASSETS                                                                        (Unaudited)        (Note)
Current assets:
 Cash...................................................................      $    881,667    $      4,041
 Accounts receivable, less allowance for doubtful accounts
  of $2,461,000 and $2,418,000 at March 31, 1996 and
  June 30, 1995, respectively...........................................        10,081,898      10,636,305
 Prepaid expenses.......................................................           887,236       1,043,924
 Other current assets...................................................           858,865         317,029
                                                                           ----------------  --------------
  Total current assets..................................................        12,709,666      12,001,299

Operating equipment:
 Telecommunications equipment...........................................        73,444,133      72,782,885
 Uninstalled equipment..................................................         1,376,526         623,500
                                                                           ----------------  --------------
                                                                                74,820,659      73,406,385
 Less accumulated depreciation and amortization.........................       (28,372,581)    (16,358,051)
                                                                           ----------------  --------------
                                                                                46,448,078      57,048,334
Leasehold improvements and office furniture and equipment,
 net of accumulated depreciation and amortization of
 approximately $2,463,000 and $1,325,000 at March 31, 1996
 and June 30, 1995, respectively........................................         1,165,984       1,929,654

Deferred loan costs, net of accumulated amortization of $158,000 and $37,000 at March 31, 1996 and June 30, 1995,
 respectively...........................................................           320,310          82,656

Intangible assets:
 Site license contracts, net............................................         6,965,182       7,607,541
 Agreements not to compete, net.........................................         1,140,242       1,528,347
 Goodwill, net..........................................................        36,908,490      37,881,651

Other assets, net.......................................................         3,819,482       4,887,261
                                                                           ---------------   -------------

   Total assets.........................................................      $109,477,434    $122,966,743
                                                                           ===============   =============

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements of Communications Central Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,            JUNE 30,
                                                                             1996                1995
                                                                        ----------------    ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                      (Unaudited)            (Note)
Current liabilities:
 Current portion of notes payable to shareholders.....................    $     20,833        $    162,500
 Current portion of notes payable.....................................         106,200           1,054,521
 Accounts payable.....................................................       3,615,653             865,112
 Accrued expenses.....................................................       2,312,375           2,162,330
 Accrued commissions..................................................       2,656,105           2,478,499
 Accrued interest.....................................................         654,224           1,062,141
 Accrued compensation.................................................         137,885             314,990
 Accrued income taxes payable.........................................        (118,478)            118,430
                                                                        ----------------    ----------------

  Total current liabilities...........................................       9,384,797           8,218,523

Notes payable to shareholders, less current portion...................              --               8,333
Notes payable, less current portion...................................          43,750             267,333
Long-term debt........................................................      73,197,389          70,197,389

Shareholders' equity:
 Common Stock, $.01 par value
  Authorized shares - 50,000,000: issued and outstanding
    shares - 6,054,556 at March 31, 1996 and
    5,878,056 at June 30, 1995........................................          60,545              58,780
  Additional paid-in capital..........................................      50,067,383          49,860,878
 Accumulated deficit..................................................     (23,276,430)         (5,644,493)
                                                                        ----------------    ----------------

  Total shareholders' equity..........................................      26,851,498          44,275,165
                                                                        ----------------    ----------------

  Total liabilities and shareholders' equity..........................   $ 109,477,434       $ 122,966,743
                                                                        ================    ================

See notes to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   MARCH 31,                          DECEMBER 31,
                                                   -----------------------------------    -----------------------------------
                                                          1996               1995               1996               1995
                                                   -----------------   ---------------    ----------------    ---------------
REVENUES:

 Coin calls.............................              $  8,356,736      $  7,775,339       $  26,547,038        $24,012,259
 Non-coin calls.........................                16,181,975        10,967,181          49,557,436         31,260,492
 Other..................................                 1,249,858            26,050           3,071,032             65,432
                                                   -----------------   ---------------    ----------------    ---------------
   TOTAL REVENUES                                       25,788,569        18,768,570          79,175,506         55,338,183

COST AND EXPENSES:
 Line access charges....................                 9,527,084         6,584,451          27,485,178         18,927,586
 Commissions............................                 5,466,268         3,699,695          16,966,537          9,964,559
 Service and collection.................                 7,540,998         3,102,269          14,539,217          8,223,407
 Bad debt expense.......................                 2,608,730           969,679           6,268,219          2,591,094
 Selling, general and
 administrative........................                  1,378,228         1,132,637           3,681,932          3,182,607
 Depreciation and amortization..........                 2,717,296         2,589,129           8,906,169          6,830,070
 Impairment loss                                        14,183,996                            14,183,996
                                                   -----------------   ---------------    ----------------    ---------------
   TOTAL COST AND EXPENSE                               43,422,600        18,077,859          92,031,248         49,719,323
                                                   -----------------   ---------------    ----------------    ---------------

Operating income (loss).................               (17,634,031)          690,711         (12,855,742)         5,618,860

Interest expense........................                 1,617,039         1,000,470           4,697,845          2,170,042
                                                   -----------------   ---------------    ----------------    ---------------

Income  (loss) before
income tax expense......................               (19,251,070)         (309,759)        (17,553,587)         3,448,818

Income tax expense (benefit)............                  (342,768)          (82,089)             78,352            913,935
                                                   -----------------   ---------------    ----------------    ---------------

Net income (loss).......................              $(18,908,302)      $  (227,670)       $(17,631,939)       $ 2,534,883
                                                   =================   ===============    ================    ===============

Net income (loss) per share.............                    $(3.12)          $(0.04)             $(2.91)              $0.42
                                                   =================   ===============    ================    ===============

Weighted average number of
shares outstanding......................                 6,054,556         6,101,537           6,054,556          6,059,296
                                                   =================   ===============    ================    ===============

See notes to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                1996                    1995
                                                                         ------------------        ----------------
OPERATING ACTIVITIES
Net income..........................................................       $ (17,631,939)            $  2,534,882

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization....................................           9,724,283                6,830,070
   Gain on sale of equipment........................................                  --                    3,432
   Other............................................................          13,974,998                  274,178
   Changes in operating assets and liabilities:
     Accounts receivable............................................             554,408               (2,248,360)
     Prepaid expenses, other current assets and other assets........          (2,187,851)              (2,097,747)
     Accounts payable and other accrued expenses....................           1,307,941                 (723,192)
                                                                         ------------------        ----------------
Net cash provided by operating activities...........................           5,741,840                4,573,263


INVESTING ACTIVITIES
Purchases of telecommunications equipment, leasehold improvements,
 office furniture and equipment.....................................          (5,770,058)              (9,133,452)
Acquisitions of telecommunications equipment, site licenses,
 agreements not to compete and goodwill.............................            (462,000)             (30,520,057)
Purchases of site licenses..........................................          (1,338,051)              (1,344,673)
Proceeds from sale of equipment.....................................                  --                   95,350
                                                                         ------------------        ----------------
Net cash used in investing activities...............................          (7,570,109)             (40,902,832)

FINANCING ACTIVITIES
Payments on notes payable...........................................            (143,750)                (319,243)
Payment of loan origination cost....................................            (358,625)                 (44,125)
Proceeds from long-term debt........................................           3,000,000               32,640,463
Issuance of Common Stock............................................             208,270                  238,044
                                                                         ------------------        ----------------
Net cash provided by financing activities...........................           2,705,895               32,515,139
                                                                         ------------------        ----------------
Increase (decrease) in cash.........................................             877,626               (3,814,430)
Cash at beginning of period.........................................               4,041                4,441,747
                                                                         ------------------        ----------------
Cash at end of period...............................................       $     881,667             $    627,317
                                                                         ==================        ================

SUPPLEMENTAL DISCLOSURE
Cash paid for interest..............................................       $   5,108,707             $  1,400,127
                                                                         ==================        ================
Cash paid for income taxes..........................................       $     250,000             $  1,108,110

                                                                         ==================        ================

See notes to consolidated financial statements.

                           COMMUNICATIONS CENTRAL INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    MARCH 31, 1996


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1995. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - -------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

     The Company derives substantially all of its revenue from calls placed from its payphone and inmate phone network. Coin revenue is derived from calls made by depositing coins in the telephone. Non-coin revenue is derived from calls that are placed using either a calling card or credit card or as a collect call where the called party will be charged for the call. The call may also be billed to a third party. The Company realizes additional revenue from long distance carriers pursuant to federal and state regulation as compensation for "dial-around" calls made from its payphones. A "dial-around" call is a call initiated at a CCI payphone, but made by utilizing a long distance carrier other than the one designated by the Company.

     The Company's operating expenses include line access charges, commissions, field service and collection expenses, and selling, general and administrative expenses. Line access charges include interconnection and local measured usage charges paid to Local Exchange Carriers, long distance transmission charges, billing, collection and validation costs, and operator services charges. Commissions are fees paid regularly to business operators based on a percentage of revenue generated by the Company's payphones and have generally increased over prior years as competition among payphone operators for attractive payphone locations has increased. Field service and collection expenses include the costs of collecting and processing coins, maintaining and repairing the telephones and technical support for polling, software maintenance, and diagnostics performed on the Company's phones.

     In July 1995, the Company entered into a long-term outsourcing agreement (the "Services Agreement") with Perot Systems Field Services Corporation ("Perot"), a subsidiary of Perot Systems Corporation. The Services Agreement provides that Perot will operate the Company's management information systems and manage the field services and sales fulfillment functions of the Company's payphone operations for a period of ten years in exchange for a monthly fee equal to the greater of a specified percentage of CCI's revenues attributable to the Company's payphone operations or a flat per phone charge, as well as certain cash incentives for increasing overall revenues on a per phone basis. The Services Agreement assumes, for purposes of calculating CCI's aggregate monthly fee, that the Company will maintain a minimum number of payphones. The Services Agreement does not include the Company's inmate phone operations, which remain the responsibility of CCI.

RESULTS OF OPERATIONS

Fiscal Quarter Ended March 31, 1996 Compared to Fiscal Quarter Ended March 31, 1995

     Total revenues for the third quarter of fiscal 1996 were $25.8 million compared to $18.8 million for the third quarter of fiscal 1995, an increase of $7.0 million or 37.4%. This increase in total revenues resulted primarily from the increased number of inmate lines added to the Company's network. The acquisition ofRobert Cefail and Associates ("RC&A") in April 1995 have substantially contributed to the increase in revenues compared to the third quarter of fiscal 1995.

     Internal sales and marketing programs also contributed to the increase in revenues compared to the third quarter of fiscal 1995. For the third quarter of fiscal 1996, the Company installed 652 new payphones, compared to 964 new payphones in the third quarter of fiscal 1995. The weighted average number of installed payphones increased to 27,163 at the end of the third quarter of fiscal 1996 from 24,428 at the end of the third quarter of fiscal 1995, an increase of 11.2%.

     The increase in total revenues for the third quarter of fiscal 1996 reflects flat revenues from coin calls when adjusted for the third fiscal quarter charge of $607,000 to coin revenue for the underreporting of sales and use tax and a 47.5% increase from non-coin calls as compared to the third quarter of fiscal 1995. The increases were due to the increase in the number of phones from the aforementioned acquisition. The payphone business experienced a $600,000 decline in operator service provided revenue when compared to the same quarter last year. This decline is attributed to the impact of "dial around" on the non-coin revenue.

     Line access charges increased to $9.5 million in the third quarter of fiscal 1996 from $6.6 million in the corresponding quarter of fiscal 1995 due to the increased number of phones comprising the Company's network. These charges represented 36.9% of total revenues in the third quarter of fiscal 1996 as compared to 35.1% in the corresponding quarter of fiscal 1995.

     Commissions paid to customers increased to $5.5 million in the third quarter of fiscal 1996 compared to $3.7 million in the third quarter of fiscal 1995. These amounts represented 21.2% of total revenues in the third quarter of fiscal 1996 compared to 19.7% in the corresponding quarter of fiscal 1995. The dollar increase was primarily due to the increased number of phones on the Company's network; the percentage increase (as well as a portion of the dollar increase) was primarily attributable to higher commission rates incurred on revenues derived from the Company's inmate phone lines. As noted above, the acquisition of RC&A in April 1995 substantially increased the portion of the Company's installed phone base represented by inmate phones. In general, inmate phones have higher commission structure than do payphones.

     Service and collection expense increased to $7.5 million in the third quarter of fiscal 1996 from $3.1 million in the corresponding quarter of fiscal 1995. These amount represented 29.2% of total revenues in the third quarter of fiscal 1996 compared to 16.5% in the corresponding quarter of fiscal 1995. The increase was due to $2.3 million in adjustments including legal reserves, franchise taxes and includes adjustments to estimates regarding the cost of servicing our phones.

     Selling, general and administrative expenses were $1.4 million in the third quarter of fiscal 1996 compared to $1.1 million in the corresponding quarter of fiscal 1995, and decreased as a percentage of total revenues to 5.3% from 6.0%.

     Depreciation and amortization expense increased to $2.7 million in the third quarter of fiscal 1996 from $2.6 million in the corresponding quarter of fiscal 1995.

     An impairment loss of $14.2 million was recognized in accordance with FAS
121. Cash flows were examined on an acquisition by acquisition basis and included management's best estimates of future income and expenses and included a continued reduction in operator service provider revenue as a result of "dial around". Where the sum of future cash flows were less than the present book values of the acquisitions, an impairment was recognized. Most of the impairment was in the Property, Plant, and

Equipment account because the company's policy prior to its Initial Public Offering was to allocate as much of the purchase price as possible to the Property, Plant, and Equipment account.

     Operating loss was $17.6 million in the third quarter of fiscal 1996 compared to operating income of $0.7 million, or 3.7% in the third quarter of fiscal 1995. Earnings before interest, taxes, depreciation and amortization ("EBITDA") declined 127.27%, to ($.9) million in the third quarter of fiscal 1996 compared to $3.3 million in the corresponding quarter of fiscal 1995. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

     Interest expense increased to $1.6 million in the third quarter of fiscal 1996 compared to $1.0 million in the third quarter of fiscal 1995 primarily due to increased amounts of debt outstanding related to the acquisitions discussed above.

     As a result of the foregoing, net loss was $18,908,302 in the third quarter of fiscal 1996 compared to $227,670 in the corresponding quarter of fiscal 1995, or a loss of $3.12 per share in the third quarter of fiscal 1996 versus a loss of $.04 per share in the third quarter of fiscal 1995.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The Company has historically financed its operations and acquisitions primarily through bank borrowings, seller financing of certain acquisitions through the issuance of subordinated convertible notes, proceeds from the issuance of Preferred Stock prior to the Company's initial public offering, proceeds from its initial public offering and cash flow from operations. Net cash provided by operating activities for the first nine months of fiscal 1996 was approximately $5.7 million compared to $4.6 million for the first nine months of fiscal 1995. Net cash used in investing activities was $7.6 million for the first nine months of fiscal 1996 compared to $40.9 million for the first nine months of fiscal 1995. The $33.3 million decrease in cash used in investing activities in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 was due to reduced purchases of telecommunications equipment of $3.3 million and a $30.0 million reduction in acquisition related purchases.

     As of March 31, 1996, the Company had a positive working capital balance of $3.3 million. The Company's principal commitments as of March 31, 1996 consisted primarily of a lease on its headquarters and a commitment under the Services Agreement to purchase $489,000 of software. The Company believes that its current cash balances, availability under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for fiscal 1996.

     On July 21, 1995, the Company completed its negotiations with its lead lender with respect to the amendment and complete restatement of its principal credit agreement. The $75,000,000 Amended and Restated Credit Agreement dated as of July 21, 1995, by and among the Company, its subsidiaries and First Union National Bank of Georgia (the "1995 Credit Agreement") extends the term of the facility to October 31, 1997. Borrowings under the agreement bear interest at either a LIBOR-based or prime rate, at the Company's option. As of March 31, 1996, the Company had borrowing availability of $1.8 million under the Amended and Restated Credit Agreement. It is expected that the credit facility will be amended prior to fiscal year end 1996 to provide for a reduction in outstandings as a result of management's intention to re-capitalize the business. The amendment could increase the costs of the credit facility and modify its terms. There is no assurance that such re-capitalization can take place on terms and conditions that are satisfactory to the company. The company's management is currently exploring what financial options are available including possible common stock, preferred stock, or debt offerings.



INFLATION AND SEASONALITY

     The Company does not believe that inflation has had a material effect on the Company's business in recent periods. The Company experiences seasonality in its results of operations, with its first and fourth fiscal quarters typically producing a greater volume of calls than its second and third fiscal quarters.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- - -------   --------------------------------

     (a)  EXHIBITS:

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
- - ------    ----------------------

11        Statement re:  Computation of Per Share Earnings

     (b)  REPORTS ON FORM 8-K:

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     COMMUNICATIONS CENTRAL INC.




Date:  May 13, 1996

                                              /s/     Jack B. Wages, Jr.
                                            ----------------------------------
                                                          Jack B. Wages, Jr.
                                                                  Controller
                                              (Principal Accounting Officer)