Form 10-K
period 1996-06-30
COMMUNICATIONS CENTRAL INC
filed 1996-10-15
CIK 914249

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended June 30, 1996.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________ to __________

                        Commission File Number:  0-22730
                                                 -------

                          COMMUNICATIONS CENTRAL INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

       GEORGIA                                            58-1804173
-----------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

1150 NORTHMEADOW PARKWAY, SUITE 118, ROSWELL, GEORGIA            30076
----------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (770) 442-7300
                                                          --------------
       Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                                    ----
          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------

                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 19, 1996: $43,517,121.25.

     Number of shares of Common Stock outstanding as of September 19, 1996:
6,054,556.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

None, except as otherwise indicated in the list of exhibits set forth in Item 14 hereof.

                                     PART I


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

     Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement." Readers of this Report are encouraged to read these cautionary statements carefully.


     See the Glossary included as Appendix A hereto for the definitions of certain terms used in this Report.

ITEM 1. BUSINESS.
----------------

BACKGROUND

     Communications Central Inc. ("CCI" or the "Company") owns and operates a network of over 26,000 coin-operated payphones and inmate phones located in 41 states and the District of Columbia and believes it is the second largest independent operator of payphones and the largest independent provider of inmate phones in the country. The Company's payphones are located where there is significant demand for payphone services, such as convenience stores, service stations, grocery stores, hospitals, shopping centers and truck stops. The payphones generate significant revenue from both coin calls and "non-coin" calls, such as collect calls, third-party calls and credit card or calling card calls. The Company's inmate phones are installed in approximately 560 correctional institutions, most of which are operated at the county and local government level. All inmate phone revenue is generated from non-coin calls. Substantially all of CCI's payphones and inmate phones are electronically linked to the Company's centralized, proprietary management information systems that permit the Company to monitor phone usage patterns and address potential service and maintenance needs before they cause significant downtime or come to the attention of the site operator or correctional institution.

     The Company was founded in June 1986 and grew rapidly, primarily through acquisitions, to revenues of $29.9 million for the fiscal year ended June 30, 1993. In December 1993, the Company successfully completed its initial public offering of 2.5 million shares of Common Stock and raised over $23 million in additional capital. Since the initial public offering, the Company has used such capital and bank borrowings to acquire the businesses and operations of 15 companies that added more than 7,700 payphones and over 4,300 inmate phones to the Company's operations. This Report covers the Company's fiscal year ended June 30, 1996 ("fiscal 1996").

     In July 1995, the Company entered into a long-term outsourcing agreement (the "Services Agreement") with Perot Systems Field Services Corporation ("Perot"), a subsidiary of Perot Systems Corporation. The Services Agreement provides that Perot will operate the Company's management information systems and manage the field services and sales fulfillment functions of the Company's payphone operations for a period of ten years in exchange for a monthly fee equal to the greater of a specified percentage of CCI's revenues attributable to the Company's payphone operations or a flat per phone charge, as well as certain cash incentives for increasing operating performance measurements or overall revenues on a per phone basis. The Services Agreement assumes, for purposes of calculating the aggregate monthly fee, that the Company will maintain a minimum number of payphones. The Services Agreement does not include the Company's inmate phone operations, which remain the responsibility of CCI.

     Changes in regulation are ongoing for the Company with the recent passage of the Telecommunications Act of 1996 ("Telecom Act"). On September 20, 1996, the Federal Communications Commission ("FCC") issued its Report and Order
                                                         ----------------
implementing the payphone-specific provisions of the Telecom Act. Among its directives, the FCC prescribed dial around compensation for all access code and 800 subscriber calls from payphones at a flat rate of $45.85 per payphone per month for the first year, with a per-call compensation system to be implemented by October 1, 1997, under which compensation will be paid at a rate of $.35 per call. The FCC also ordered the deregulation of local coin rates within one year subject to certain guidelines. These and other regulatory changes should significantly impact the Company's operations for the foreseeable future. See "Regulation."

INDUSTRY

     PUBLIC PAYPHONES

     In June 1984, AT&T Corporation ("AT&T") was required to divest itself of the seven Regional Bell Operating Companies ("RBOCs"). That development, combined with the ruling of the FCC that parties other than local exchange carriers ("LECs") could own payphones connected to the interstate telephone network, marked the beginning of the independent payphone industry. At that time, the FCC also authorized state regulation of local and intrastate calls. Since June 1984, almost all states have authorized the installation and use of independent payphones.

     Prior to the AT&T divestiture, the RBOCs could refuse to provide payphone service to a business operator or, if service was installed, would typically only pay minimal commissions for the right to place a payphone on the business premises. Following the AT&T divestiture and the FCC's authorization of payphone competition, independent payphone operators began to pay property owners competitive commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on their premises. Initially, coin revenue was the only source of revenue from these payphones because independent operators were unable to participate in revenues from non-
coin calls.   However, the operator service provider ("OSP") industry emerged and enabled independent payphone providers to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, independent payphone operators were able to participate in a portion of non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, independent payphone operators were able to compete more vigorously with RBOCs for site location agreements by paying higher commissions to business operators. Today, the OSP industry is principally dominated by long distance carriers such as AT&T, MCI Communications Corp. ("MCI") and Sprint Corporation ("Sprint").

     To date, RBOCs have been somewhat constrained in their ability to pay higher commissions because, as a regulatory matter, they are not currently permitted to derive revenues from interstate calls and non-coin calls made between LATAs. However, a recent FCC order grants the RBOCs the right to choose the long distance carrier for interLATA long distance calls in conjunction with the location owner, which will enable them to derive revenues from these calls in the future. See "Regulation."

     INMATE PHONES

     The inmate phone market emerged as a growth area in the early 1990's. Large long distance carriers were initially reluctant to enter this market because it presented difficult technological and administrative issues. For example, due to security concerns, an inmate telephone system must be able to perform many special functions, such as allowing specific types of calls, specialized branding, blocking of certain calls, and other limitations as deemed appropriate by the inmate administration. Several smaller independent companies began installing coinless payphones and "smart phones" that enabled inmates to make collect calls without live operator assistance and provided the special protections demanded by prison administrations. Over time, the inmate phone market has become increasingly competitive and commissions paid to facility owners have increased as long distance carriers, additional independent payphone providers and LECs have entered the market. The FCC has recently required LECs to remove their inmate equipment from regulated accounts. Moreover, the LECs are required to remove their inmate payphone operations from their regulated rate base pursuant to the Telecom Act. Management believes that these developments should enable the Company to compete more equitably for inmate services, although the regulation's implementation is ongoing and the actual impact remains to be seen. See "Regulation."

     Many inmate phone providers focus on large correctional institutions that are primarily run by federal and state governments. The commissions paid to these facilities are often significant because the contracts provide a large volume of revenue from one source. Conversely, CCI has focused on institutions operated at the county and local government level. Relationships with these facilities are more time consuming to develop, but enable the Company to distinguish itself as an inmate service provider. Though these institutions typically demand a lower commission percentage than large federal and state entities, commission levels paid to county and local inmate facilities are rising as this market becomes increasingly competitive.

PAYPHONE AND INMATE PHONE OPERATIONS

     As of the end of fiscal 1996, CCI owned and operated over 26,000 payphones and inmate phones. The following table sets forth the number of phones installed in each state as of June 30, 1996:

                                       Inmate
State                   Payphones      Phones          Total
-----                   ---------      ------          -----
Alabama                     1,447          21          1,468
Arizona                       ---          60             60
Arkansas                      270          30            300
California                    ---         358            358
Colorado                      380           8            388
Delaware                       16         ---             16
District of Columbia           83         ---             83
Florida                     4,374         212          4,586
Georgia                     2,431         169          2,600
Idaho                        ----          53             53
Illinois                    1,048         891          1,939
Indiana                       177         372            549
Iowa                           12         ---             12
Kentucky                      115         513            628
Louisiana                     696         141            837
Maine                         ---          12             12
Maryland                      190         115            305
Massachusetts                 ---         300            300
Michigan                      243         147            390
Minnesota                     284          61            345
Mississippi                   790         ---            790
Missouri                      113           7            120
Montana                       ---         116            116
Nebraska                      ---          15             15
Nevada                        ---         104            104
New Jersey                      8         ---              8
New Mexico                    ---          63             63
New York                      ---          20             20
North Carolina                946         176          1,122
North Dakota                    6         ---              6
Ohio                          364         378            742
Oregon                        ---          23             23
Pennsylvania                  440          34            474
South Carolina                432          36            468
Tennessee                   2,073         483          2,556
Texas                       2,005         177          2,182
Utah                          ---           2              2
Virginia                    1,545         350          1,895
Washington                    ---          16             16
West Virginia                 108         126            234
Wisconsin                     125          34            159
Wyoming                        11          22             33
                               --          --             --

          TOTALS           20,732       5,645         26,377
                           ======       =====         ======

     CCI's payphones generate revenue from both coin and non-coin calls. Coin calls include the traditional local calls at 10 cents, 25 cents or 35 cents (depending upon state regulations) and the "1+" long distance calls which are marketed at a rate of four-minute increments for $1.00 at many of the Company's payphones. Non-coin calls include calling card, credit card, collect and third-party billed calls made from CCI's phones. Non-coin calls generate revenue from intrastate and interstate calls placed through arrangements with various long distance or "interexchange carriers" ("IXCs") selected by CCI. The Company considers a variety of factors when selecting a specific long distance carrier for use at its payphones. These factors include the financial and other contractual arrangements between CCI and the long distance carrier, the financial stability of the carrier, the quality of service, the location of the payphone, the types of calls made from the location, the profitability of each type of call under each calling alternative, the requirements of the property owners, and applicable regulatory restrictions.

     The Company also generates revenues from IXCs through the receipt of "dial around compensation." Dial around compensation is revenue derived for the use of the Company's payphones in two methods. The first method is when an "access code" is dialed by an end user for the purpose of placing a call using an alternative billing method, such as a calling card. For example, a caller may dial "102880" or "1-800-CALL-ATT" to obtain entrance into the AT&T network to place a call that will be handled and billed by AT&T, thus "dialing around" the Company's presubscribed carrier. Previously, the Company was paid dial around compensation for access code calls (using 10XXX, 950 or 800 carrier access numbers) at a rate of $6.00 per phone per month. During 1995, the Company experienced a change in compensation payments from AT&T and Sprint who received authority from the FCC to begin paying at a rate of 25 cents per call in lieu of their share of the $6.00 flat rate in the areas where access calls could be tracked. More recently, the FCC determined that dial around compensation also includes a second method of payphone use when end users place "subscriber calls" to a toll-free number for purposes other than to access a carrier's network.
The FCC also recognized that existing regulations do not prohibit an IXC from blocking subscriber 800 numbers from payphones if the IXC wants to avoid paying per-call compensation on these calls. Examples of these calls are 1-800-FLOWERS and toll-free 800 or 888 numbers to an end user's business office. The FCC has recently increased the compensation level and revised the method for calculating dial around compensation for both types of dial around calls. See "Regulation." Dial around compensation is not paid on inmate calls since inmate phone providers are not required under applicable laws to allow access to all long distance carriers.

     CCI's inmate phones generate non-coin revenue only. Local and long distance services are offered to inmates on an automated collect-only basis, which deters fraud. Calls originating from inmate facilities are handled by the Company through the use of automated call processing technology which permits collect-only calling. This processing equipment enables the Company to meet the specific requirements of individual correctional facility administrators, including limiting the length of calls and the hours of availability. At the request of correctional authorities, the Company's equipment may also provide the ability for facility administrators to monitor calls in accordance with applicable federal and state laws. Blocking specific telephone numbers may also be accomplished when the institution determines that calls to such numbers may jeopardize the integrity and security of the facility or the safety of the public. Blocking numbers is also utilized to reduce the exposure to bad debts by prohibiting calls to numbers where the credit limits have been reached or exceeded. Currently, the Company utilizes the services of the LECs in the billing and collection process, as essentially all of the calls made from the Company's inmate phones are billed through large clearinghouses that in turn send the information to the LECs for billing and collection. Due to the Company's dependence on the LECs for billing and collection, it currently can take the Company up to 24 months to determine whether an account is collectible. This long collection process makes it particularly difficult for the Company to estimate the amount of bad debt attributable to the Company's inmate phone revenue. The Company has witnessed an increase in the amount of bad debt for its inmate phone revenue over the past year to approximately 15%. To address the issue of bad debt, the Company has begun implementing a program for direct billing that will enable it to bill the called number directly and set parameters for blocking calls based on collection results. This direct billing program is a new program for the Company and in certain states, regulatory approval may be required. Although the Company believes that the direct billing program will reduce the amount of bad debt attributable to its inmate phones, no assurance can be given as to the success of the direct billing program

     Pursuant to the Services Agreement, Perot manages all field service aspects of the Company's payphone operations and, in that regard, assumes primary responsibility for the field technicians and related support personnel who install, collect, maintain and repair CCI's payphones in exchange for a monthly fee. Each field technician is assigned a service route typically consisting of 100 to 200 payphones depending upon the locations of the payphones and the length of the route. The routes are designed so that payphone visits and routine service, such as cleaning, touch-up painting, keypad repair and coin box replacement, occur regularly. Field technicians are also dispatched as soon as practicable after problems are detected. Management believes that outsourcing the Company's management information systems for its payphones to Perot allows the Company to focus on growing its business by building a larger base of quality installed phones.

MARKETING AND SALES

     The Company maintains separate sales forces for its payphone and inmate phone operations. On the payphone side of the Company's business, CCI's operations are further divided into sales for independent and key accounts and corporate accounts. Corporate accounts provide payphone growth and call volume, while independent and key accounts provide better gross margins, are less susceptible to turnover when the contract expires and have longer contractual terms.

     INDEPENDENT AND KEY PAYPHONE ACCOUNTS

     At June 30, 1996, approximately 59% of the Company's payphone base was represented by independent and key accounts. Independent accounts are defined by the Company as those businesses with fewer than five payphones. Key accounts are those with 5 to 49 payphones. The Company selects locations for its payphones where it believes there is a demonstrated high demand for payphone service and where the phones may be easily serviced. The Company generally does not install a payphone unless it estimates that the location will generate minimum levels of coin and non-coin revenue per month. For the majority of payphone locations, the Company bases its estimates on the historical revenue from each site. When available, CCI obtains the historical data of existing locations from the business operator. When historical data is unavailable for a prospective location, CCI examines store hours, other payphones in the area, traffic patterns, data from payphones in comparable locations and other factors to determine whether to install a payphone at a particular site.

     The Company negotiates site location agreements at desirable locations by offering commissions to business operators typically based upon percentages of revenue. Site location agreements for independent accounts usually have five-year to ten-year terms. Under the Company's current form of site location agreement, CCI can generally terminate a site location agreement if it determines that a payphone is not profitable.

     CCI markets its payphones to independent accounts on a commission basis through a network of independent marketing representatives who represent the Company under the supervision of the Vice President, Sales and Marketing and CCI's field sales and operating managers.


  CORPORATE PAYPHONE ACCOUNTS

     At June 30, 1996, corporate payphone accounts represented approximately 41% of CCI's payphone base. The Company's marketing efforts to corporate accounts are directed to large, multi-location entities, such as restaurant chains, grocery stores, property management companies, hospitals, convenience store operators, franchisers, shopping mall developers, department store chains and oil service companies. CCI's marketing campaign to corporate accounts emphasizes the Company's ability to offer complete coverage of all of the customer's payphone needs, including standardized reporting, broad geographical coverage and extensive service. Contracts with corporate account customers are negotiated on an account-by-account basis and typically have three-year to seven-year contract terms. To date, regulatory limitations have prevented RBOCs from being able to provide this breadth of service to corporate account customers who, by definition, tend to have operations that cross RBOC operating territories. However, a recent FCC ruling has lifted certain of these limitations and may allow RBOCs to provide such service. See "Regulation." Among major oil companies, CCI's corporate accounts include Conoco Inc., Crown Central Petroleum Corporation and Racetrac Petroleum, Inc. In the convenience store industry, CCI's corporate accounts include, among others, Flash Foods, Inc. and E-Z Serve Corp. At June 30, 1996, the Company's largest corporate account customer represented approximately 4% of its payphone base (exclusive of inmate phones) and the 11 largest corporate accounts represented approximately 22% of its payphone base.

     INMATE PHONE ACCOUNTS

     The Company's inmate phone marketing and sales efforts are directed by the General Manager of the Company's inmate division. An inmate phone sales force consisting of 10 CCI employees, supervised by sales and marketing directors for the northern and southern regions, markets the Company's inmate phone services to sheriffs, jail administrators and county commissioners in 36 states. Approximately 87% of the Company's inmate phone contracts are with institutions in Illinois, California, Virginia, Kentucky, Indiana, Ohio, Tennessee, Massachusetts, Texas, North Carolina, Florida, Georgia, Louisiana and Maryland. While recognizing all market segments, the sales and marketing efforts of the inmate division are concentrated on county and local correctional institutions where generally greater margins are produced and competition is less intense than in the state and federal markets. To enhance service on the inmate side of the Company's business, CCI employs 18 field technicians who only service the Company's inmate phone base.


TECHNOLOGY

     Historically, when a call is initiated at most payphones owned by a LEC, the call is processed through a remote central office maintained by the LEC which communicates with the caller, if necessary, and controls the payphone by external means. By contrast, the Company's payphones are "smart" terminals and process the functions associated with a call using a microprocessor located within the payphone.

     In addition to the microprocessor, the Company's payphones contain non-volatile, electrically erasable, programmable read-only memory chips ("EEProm") permitting CCI to "download" rates and option selections from the corporate office in Atlanta, using software provided and periodically updated by the Company's principal vendors of payphones. The information stored on the chip includes the local, intrastate and interstate coin rates that can be charged through CCI's payphones. The payphone is also programmed for other available options, such as free calls for emergency numbers, special charges for certain calls and speed dial numbers. All programmable features of CCI's payphones may be altered on a secure basis from a remote location by means of a personal computer. Specifically, each of CCI's payphones may be monitored daily from computers at the corporate office to determine the amount of money in the cash box, the number and types of calls made and the service condition of the payphone, with such information being communicated on demand from the payphone to the corporate office.

     Operations are monitored by a series of computerized communications between the payphones, operating centers and databases located at the Company's headquarters. The Company utilizes two different non-proprietary, third-party software systems in its payphones, Payphone Network Manager ("PNM") and Xpressnet, to detect operating problems, remotely update rates and determine the amount of coin collected. During its monthly processing procedures, the system calculates the commissions payable to the various property owners and prints the appropriate checks. The system produces an analysis of each site, including profitability and service calls, and acts as an additional internal check on coin collection.

     Inmate telephone service is also provided with microprocessor-based technology. The actual telephone instruments are "dumb" coinless phones that are connected to a "smart" controller. Each instrument has the programmable options of a payphone, as well as additional controls programmed into the inmate systems that determine who can originate calls, the numbers that can be dialed, when the calls can be placed and the maximum duration of the calls. Inmate calls are typically processed as collect calls paid for by the recipient of the call. The inmate phone technology utilized by the Company automatically forwards inmate calls directly to a validation service, which may block the call if the call is to an unauthorized number or if the recipient is not current on his or her local telephone bill. All of the Company's inmate systems are monitored daily from the Company's inmate control center in Louisville, Kentucky to ensure operability of the phones.

     The telecommunications industry has been characterized by steady technological change, frequent new service introductions and evolving industry standards. The Company believes that its future success will depend on its ability to anticipate such changes and offer responsive services on a timely basis that meet these evolving industry standards.

SUPPLIERS

     The Company's principal suppliers provide phones, housings, local line access and long distance services. In addition, pursuant to the Services Agreement, Perot provides outsourcing services related to certain aspects of the Company's payphone operations.

     CCI generally purchases its payphone equipment from domestic manufacturers. CCI's payphones and electronic boards are obtained primarily from Protel, Inc. and Elcotel, Inc. To ensure customer acceptance, the housings and the phones appear identical to those used by the LECs. Most of the Company's inmate phone equipment is provided by Omniphone.

Management believes there are an adequate number of vendors of payphones, inmate phones, housings and related parts and software services to supply the industry. CCI has identified alternative sources if supply is interrupted from any of its primary vendors, although transitioning from the Company's existing primary vendors to new vendors on short notice, if necessary, could be difficult and could involve unforeseen additional expenses. Management is not aware that any of the Company's primary vendors of phone equipment and related parts and services are currently experiencing financial difficulties.

     The Company currently purchases local line access from various major LECs including BellSouth, Southwestern Bell, US West, and GTE. Long distance service is provided to CCI by AT&T, MCI, and Sprint. Operator services are provided by U.S. Long Distance Corp., Opticom Inc., Teltrust, and AT&T as well as certain LECs in the territories in which they operate. CCI believes that it has access to several providers of long distance service and operator services at competitive rates and expects to have such access in the foreseeable future. In addition, new sources of local line access are emerging as competition is authorized for local service. However, the continuing availability of these new sources cannot be assured.


COMPETITION

     Competition in the payphone side of the Company's business consists of (i) competition with RBOCs, LECs and other independent payphone operators for profitable payphone locations and (ii) competition with long distance carriers such as AT&T, MCI and Sprint (the primary providers of dial around services) for non-coin revenue. Competition in the inmate side of the Company's business consists primarily of competition with other inmate phone service providers, including LECs and IXCs, for the right to provide service to correctional facilities.

     Management believes the principal competitive factors in the payphone business in terms of obtaining payphone locations are (i) the commission payments to a property owner, (ii) the ability to serve accounts with locations in multiple states and territories, (iii) the quality of service and the availability of specialized services provided to a property owner and payphone users, and (iv) responsiveness to customer service needs. CCI believes it is competitive in each of these areas. Independent providers such as CCI have historically maintained an advantage over RBOCs in that they can offer business operators commissions on coin and non-coin, local and long distance calls. To date, RBOCs have been prohibited from obtaining revenues or commissions on interLATA calls. However, a recent FCC ruling will allow RBOCs to choose the interLATA carrier at their payphones, in conjunction with the location owner, and participate in the revenue streams from this traffic in the future. See "Regulation." In addition, while long distance carriers can currently pay commissions to property owners for long distance calls, they usually do not install payphone equipment at a property owner's location and, therefore, cannot obtain revenues from coin calls, the majority of which are local calls.

     The competition for non-coin revenue by the major IXCs has had a major adverse effect upon the revenue and profitability of the Company's payphone division. AT&T, Sprint and MCI have undertaken substantial marketing efforts in establishing their dial around platforms. The 1-800 CALL AT&T and 1-800 COLLECT
(MCI) access code dialing patterns have caused a dramatic reduction in the number of non-coin calls that the Company generates through its payphones. The financial impact is apparent. OSP revenue has been reduced from approximately $120.00 per phone per month in fiscal 1993 to approximately $67.00 per phone per month at the end of fiscal 1996. In 1992, the FCC first recognized the impact of dial around calling on independent payphones by enacting a flat rate of $6.00 per payphone per month to be paid by the IXCs, based on their pro-rata share of the long distance market. On September 20, 1996, the FCC released an order establishing a new flat rate of $45.85 per phone per month to be paid by certain IXCs to independent payphone providers. The flat rate will be in effect until October 1, 1997, when all IXCs are required to transition to a per call payment system at a rate of 35 cents per call for one year. Beginning October 1, 1998, per call compensation is to be based on the local rate charged at the individual payphone or at a rate agreed to between the payphone provider and the carriers. Management believes that the FCC's revised dial around compensation plan will provide more equitable compensation for the calls that originate at its payphones. See "Regulation."

     The Company believes that the principal competitive factors in the inmate phone market include (i) the commissions payable to the relevant jurisdiction,
(ii) the quality of service and responsiveness to customer service needs, (iii) the quality of the technology inherent in the provider's system and (iv) the pricing structure for inmate calling. The inmate phone market has also become increasingly competitive over the past several years as additional independent payphone operators and LECs have begun providing these services. Recently, the FCC determined that equipment used in LEC inmate operations must be removed from regulated accounts. Moreover, the LECs are required to remove their inmate payphone operations from their regulated rate base pursuant to the Telecom Act. Management believes that these developments should enable the Company to compete more equitably for inmate services, although the regulation has not been fully implemented and the actual impact remains to be seen. See "Regulation." In addition, certain national long distance carriers, such as MCI, are also active providers of inmate phone services. This additional competition has had the effect of increasing the level of commission rates.

     Both the payphone and inmate phone markets are highly competitive. Certain of the Company's competitors have greater financial and other resources than CCI. In addition, implementation of various aspects of the Telecom Act, particularly the payphone-specific provisions, could have material positive and negative effects on the Company's payphone business and results of operations. See "Regulation."

REGULATION

     The Company's operations are significantly influenced by federal and state regulation of payphone and inmate phone services, as well as the regulation of related telecommunications services. Traditionally, regulation of these services has been governed by state regulatory bodies or the FCC, based on the intrastate or interstate nature of the service. However, in early 1996, the Telecom Act was enacted. The Telecom Act substantially restructured the telecommunications industry and included specific provisions regarding changes in the regulation of payphone and inmate phone service to be implemented and administered by the FCC on both an interstate and intrastate basis. For example, under the Telecom Act, the FCC has the power to preempt state regulations that are inconsistent with the FCC's legislative mandates.

     The FCC is statutorily required to complete the adoption of new rules implementing the payphone-specific provisions of the Telecom Act by November 8, 1996. The FCC's broadened authority under the Telecom Act appears to expand its participation in payphone and inmate phone issues, yet there can be no assurance of these changes until regulations are finalized and implemented pursuant to the
Telecom Act.   On September 20, 1996, the FCC released its Report and Order
                                                           ----------------
which adopted regulations to implement Section 276 of the Telecom Act as
described below.   While the Report and Order confirms the FCC's more active
                             ----------------
role with federal issues, the Company cannot effectively anticipate how strongly the FCC will exert its authority relative to state issues until such implementation actually occurs. In the interim, the Company continues to be governed by both federal and state regulatory requirements as applicable.

     STATE REGULATION

     State public service commissions ("PSCs") have traditionally maintained primary responsibility for regulating the rates, terms and conditions for intrastate independent payphone services. The 49 states that currently permit independent payphone providers to supply local and long distance payphone service, and the District of Columbia, have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls as well as a broad range of technical and operational requirements. In addition, PSC-approved tariffs establish charges for the purchase of access lines from the LECs and the rates paid by the Company for local and intrastate usage that may be resold to the end user through the payphone. As a result of the implementation of the Telecom Act, all states will be required to allow payphone competition in the near future.

     Operator services rates for non-coin local and intrastate toll calls placed from payphones are also typically capped by the state PSCs. Most states that permit competition for intrastate operator services regulate operational aspects of the provision of those services in a manner similar or identical to regulations adopted by the FCC pursuant to the Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA").

     The Company's inmate operations are also governed by state-specific requirements. Similar to payphone and/or operator services, the PSCs often regulate the rates charged for intrastate calls placed from confinement facilities. The operational characteristics of inmate communications systems must also comply with the PSCs' rules.

     Certain state PSCs are reviewing the charges that independent payphone providers are required to pay for local access lines and associated services from the LECs. State PSCs are also authorizing competition in local service. As local competition emerges, more options should become available to the Company to obtain local access service at competitive rates. No assurance can be given, however, that such options will actually become available.

     FEDERAL REGULATION

     Although the FCC historically has been less active than the state PSCs in regulating the provision of independent payphone service, the passage of the payphone-specific provisions of the Telecom Act signals a potential significant change in the FCC's role in the regulation of payphones and inmate phones. Specifically, Section 276 of the Act requires the FCC to implement rules by November 8, 1996 which accomplish the following:

     (1) Establish a per call compensation system to ensure payphone providers are fairly compensated for every intrastate and interstate call made from their payphones (excluding 911 and Telecommunications Relay Services ("TRS") calls for hearing-impaired individuals);

     (2) Cease traditional interstate and intrastate subsidies for LEC payphones from LEC regulated rate base operations;

     (3) Establish nonstructural safeguards to eliminate discrimination between RBOC and independent payphone providers;

     (4) Consider the RBOCs' right to select and contract with interLATA carriers for their own payphones, subject to: a) the FCC's finding that such presubscription rights are in the public interest; and b) maintaining existing contracts between location owners and interLATA carriers until their expiration;

     (5) Authorize all payphone providers to choose the intraLATA carrier of choice subject to requirements of, and contractual rights negotiated with, location owners;

     (6) Determine whether "public interest" payphones should be maintained and under what conditions; and

     (7) Preempt any state regulations which are inconsistent with the FCC's rules adopted under Section 276.

     On September 20, 1996 the FCC released its Report and Order adopting
                                                ----------------
regulations to
implement the above section of the Telecom Act. First, the FCC prescribed new interim dial around compensation for independent payphone providers for both "access code" and "subscriber 800" dial around calls, on a flat rate basis, at a rate of $45.85 per payphone per month to be paid by certain long distance carriers. The $45.85 per month is based on an estimated industry-wide average of 131 calls per month at $.35 per call. This interim flat-rate compensation will be effective until October 1, 1997, and replaces all other dial around compensation currently existing at the federal or state level. The new compensation will be effective 30 days following publication of the Report and
                                                                    ----------
Order in the Federal Register, which is anticipated to be late October or early
-----
November, 1996, and will remain effective until October 1, 1997. Beginning on that date, all payphones (including LEC and independent provider payphones) will transition to a per-call compensation system, with the rate initially set at $.35 per call. The FCC determined that after October 1, 1998, the per call rate for dial around will be the same as the local rate charged at the payphone or at a rate negotiated between the payphone provider and the IXC. The FCC also recognized that existing regulations do not prohibit an IXC from blocking subscriber 800 numbers from payphones if the IXC wants to avoid paying per call compensation on these calls. Dial around compensation is not paid on inmate calls since inmate phone providers are not required under TOCSIA to allow access to all long distance carriers or other toll-free numbers.

     Second, the FCC decided that local coin rates should generally be deregulated no later than October 1, 1997. Thus, the Company should be able to set an appropriate market-based rate for its local coin calls from its payphones at that time. State PSCs remain free to order deregulation of local coin rates at an earlier date and are also permitted to obtain an exemption from deregulation by demonstrating market failures within their state that would not allow the development of market-based rates for local coin calls. The FCC's Order is unclear regarding the specific showing states must make to obtain an exemption.

     Third, by October 1, 1997, state PSCs must take any additional action necessary to ensure that payphone competition is promoted. These actions include modification or elimination of existing payphone regulations that impose market entry or exit barriers.

     Fourth, the FCC required LEC payphone operations to be removed from the regulated rate base no later than April 15, 1997. A key effect of this process is that the LECs' regulated ratepayers are "repaid" by the deregulated payphone business for the value of the payphones on which the LECs are no longer entitled
to earn a rate of return.   The FCC determined that this repayment must be based
on the "net book value" of the LEC payphone equipment, which is the original cost of the physical equipment, minus accumulated depreciation. Further, the FCC required all RBOCs to file "Comparably Efficient Interconnection" ("CEI") plans within 90 days of the date of the Order to describe their methods of compliance with nondiscrimination and accounting requirements, as well as other safeguards against subsidies and discrimination in favor of their own payphone operations. The LECs must also make access lines provided to their own payphones available to independent payphone providers on an equal basis.

     Fifth, the FCC's order authorizes RBOCs to select the interLATA carrier that will serve their payphones, with the selection to be made in conjunction with location providers. This right is to be effective upon FCC approval of the individual RBOC's "CEI" plans as described above. Existing contracts between location providers and payphone providers or long distance carriers which were in effect as of February 8, 1996 are grandfathered and will remain in force.

     Sixth, the FCC mandated that all payphone providers be allowed to select their intraLATA carrier of choice, and that such selection authority preempts state regulation that may require independent providers to route intraLATA calls to the LEC. However, the FCC did not preempt state regulations that, for public safety reasons, require routing of "0-" calls to the LEC, provided that the state does not direct that the LEC carry such calls when the call is determined to be a non-emergency call.

     Seventh, the FCC determined that state PSCs should administer programs for maintaining "public interest payphones" within certain guidelines. "Public interest payphones" are defined as "a payphone which (1) fulfills a public policy objective in health, safety, or public welfare, (2) is not provided for a location provider with an existing contract for the provision of a payphone, and
(3) would not otherwise exist as a result of the operation of the competitive
marketplace."   Each PSC is required to complete a review of whether such
payphones are adequately provided in its  state by September 20, 1998.

     The above summary of pertinent provisions of the FCC's Report and Order is
                                                            ----------------
not intended to be exhaustive, but illustrative in nature to describe particular elements that the Company believes will have a material impact upon its operations. In addition, the specific provisions of the FCC's Order are subject to reconsideration by the agency. As such, any element of the decision is subject to revision until the reconsideration process is completed no later than November 8, 1996, as prescribed by Congress.

     The Company believes that the FCC's implementation of this legislation will address certain fundamental inequities in the payphone and inmate phone markets and lead to a more equitable competitive environment for all providers.
However, there can be no assurance that the FCC's actions, as they are implemented and effected in the business environment, will actually result in overall positive results. Moreover, such improvement in the competitive environment may be offset by the potential for increased competitive pressures by RBOC and LEC payphone divisions, which may also benefit from the deregulation mandated by the Telecom Act. Specifically, the RBOCs' ability to participate in choosing an interLATA carrier, the appropriate valuation of RBOC asset transfers from the regulated rate base to a nonstructural subsidiary, and the effectiveness of actual safeguards against cross-subsidization and discrimination are crucial issues which will affect the Company's ability to effectively compete in the future.

     While the provisions of the Telecom Act and the rules implementing those provisions are anticipated to most significantly affect the Company's operations, other pending FCC matters may also have a substantial impact.

     In addition to the Telecom Act's prohibition against cross-subsidization, a separate FCC ruling required the LECs to remove all equipment used in inmate phone operations from the regulated rate base, effective September 2, 1996. Management believes that this development should enable the Company to compete more equitably with the LECs for inmate services, although the regulation's implementation is ongoing and the actual impact remains to be seen.

     The FCC has also issued a Second Notice of Proposed Rulemaking regarding "Billed Party Preference" ("BPP") and associated call rating issues. Currently, 0+ and 0- interstate calls from payphones are sent to the long distance carrier selected by the independent payphone provider. Under BPP, these calls would be sent instead to the long distance carrier chosen by the party paying for the call. The billed party would bypass the Company's selected long distance carrier network entirely and, without the ability to capture and control the call, the Company would not be in a position to offer location owners commissions on operator services revenues. Previously, the FCC tentatively concluded that a nationwide system of BPP for interstate operator-assisted calls is in the public interest, but requested further comments specifically addressing the costs versus the benefits of BPP. The Second Notice proposes "rate benchmarks" and/or caller notification, such as oral rate disclosures, as potential alternatives to BPP implementation. Comments have been filed and are currently under consideration by the FCC.

     If implemented, BPP could have an adverse impact on the Company's business. The Company believes that implementation of BPP is not likely to be achieved, since it would involve significant expense and technical changes as evidenced by the record in the FCC proceeding. However, rate benchmarks or caller notification of charges could be implemented by the FCC for interstate operator assisted calls. Such a ruling could impact the financial performance of the Company, depending on the specific level of the benchmark or the particular notification requirements. There is no mandated schedule for a decision in this docket. Therefore, without further FCC action, the Company is unable to reasonably assess any potential impact that BPP, rate benchmarks or notifications, if implemented, might have on its payphone and inmate phone operations.

     Actions by agencies on both the state and federal level have had, and are expected to continue to have, both positive and negative effects on the Company. Although management is not presently aware of any action contemplated by any state or federal agency which would have a material adverse effect on the Company (other than those discussed above), there is no guarantee that such an action will not be taken.

EMPLOYEES

     At June 30, 1996, CCI had 98 full-time employees, including 26 executive and administrative personnel, 32 sales and customer service personnel and 40 field and operations personnel, of which 18 employees are dedicated to providing installation, maintenance and repair services to the Company's inmate phones. None of the Company's employees are represented by a union. Certain of the Company's management information systems, field services and sales fulfillment functions are handled on an outsourced basis by Perot and its employees. See "Business-Background."

                                  APPENDIX A

                                   GLOSSARY

     Access charges -- The charges paid to the LECs for the use of the local network.

     Bad Debt -- charges incurred by the consumer and billed in good faith by the Company that are not paid due to the unwillingness or the inability of the consumer to pay such charges.

     Business Operators -- Owners of pay telephones, owners of premises on which pay telephones are located and multi-telephone facilities such as hotels and hospitals with which an OSP contracts to process and transmit operator assisted long distance telephone calls. Also known as subscribers.

     FCC -- Federal Communications Commission.

     IXC--Interexchange Carrier -- A company that provides long distance services between exchanges.

     LATA-Local Access and Transport Area -- Geographical area defined in the AT&T divestiture decree between which the Bell System Operating Companies are precluded from providing service.

     LEC-Local Exchange Carrier -- A company (including a Bell System Operating Company) providing local telephone services and intraLATA long distance service.

     OSP--Operator Service Provider -- A company providing operator assisted calls.

     Operator assisted -- "0-" and "0+" telephone service.

     PSC--Public Service Commission -- A state regulatory body empowered to establish and enforce rules and regulations pertinent to public utility companies and others.

     RBOC--Regional Bell Operating Company -- Any of seven regional Bell holding companies that the AT&T divestiture decree established to serve as parent companies for the Bell System Operating Companies.

     Tariff -- The schedule of rates and regulations set by communications companies and filed with the appropriate federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the Business Operator or user and the supplier or carrier.

     0 - telephone call -- A long distance telephone call made by dialing 0 and using a live operator to receive the billing information and complete the call.

     0 + telephone call -- A long distance telephone call made by dialing 0 plus the telephone number, and using an operator, either live or automated, to collect billing information and to complete the call.

     1 + telephone call -- A long distance telephone call made by dialing 1 plus the area code and telephone number which is billed directly to the owner of the telephone from which the originating call is made.

ITEM 2.  PROPERTIES.
-------------------

     The Company leases approximately 17,500 square feet in Roswell, Georgia, which houses its executive offices, payphone operations, accounting, data processing and warehouse space. The term of the lease extends through September 30, 1997 at an annual rent of approximately $122,000. In addition, the Company leases approximately 9,900 square feet in Louisville, Kentucky, at which its inmate phone operations are based. The term of this lease extends through April 30, 1999 at an annual rent of approximately $104,000. The Company leases additional office and warehouse space in other locations in its operating areas. The Company believes that its facilities are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
----------------------------------------------------------------------------

     The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "CCIX." The Company has never declared or paid any cash dividends on its capital stock. The Company anticipates that all of its earnings will be retained for the development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit facility contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and prohibit the payment of dividends. The chart below sets forth the high and low stock prices for each quarter for the two most recent fiscal years.

               Quarter Ended          High        Low
               -------------          ----        ---
               September 30, 1994     15 1/4      11
               December 31, 1994      19 1/4      14 1/4
               March 31, 1995         18 3/4      14 1/4
               June 30, 1995          18           7
               September 30, 1995      9 1/2       6 1/2
               December 31, 1995       7           4 1/4
               March 31, 1996          7 1/2       4 1/2

               June 30, 1996          8 1/2       6 5/8

     The closing sales price for the Company's Common Stock on September 20, 1996 was $6.25 per share. As of September 19, 1996, the Company had 87 shareholders of record not including approximately 4,200,000 shares held by 78 shareholders in "street name."

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

     The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                               Fiscal Year ended June 30,
                                             1996          1995           1994            1993           1992
                                             ----          ----           ----            ----           ----
                                                 (In thousands, except per share amounts)
Revenue:
  Coin calls                                 $ 35,509       $ 33,326       $22,296        $17,429        $ 7,718
  Non-coin calls                               66,645         47,951        23,572         12,238          4,059
  Other                                         3,186            145           256            211            284
                                             --------       --------       -------        -------        -------
                                              105,340         81,422  1/    46,124         29,878         12,061
Costs and expenses:
  Line access charges                          35,924         27,411        15,790          9,734          3,635
  Commissions                                  22,299         15,112         7,001          4,957          1,835
  Service and collection                       19,362         12,002         6,908          5,640          3,778
  Selling, general and administrative           4,779          4,634         3,929          3,000          2,140
  Bad debt expense                              8,575          4,640         1,768            412            136
  Depreciation and amortization                11,742          9,795         5,209          3,649          1,710
  Impairment loss                              14,184             --            --             --             --
                                             --------       --------       -------        -------        -------
    Total costs and expenses                  116,865         73,594        40,605         27,392         13,234

Operating income (loss)                       (11,525)         7,828         5,519          2,486         (1,627)
Interest expense                                6,343          3,528         1,013          1,362            454
                                             --------       --------       -------        -------        -------
Income (loss) before income tax expense       (17,868)         4,300         4,506          1,124         (1,627)
 and extraordinary item
Income tax expense                                 78          1,128           938             40             --
                                             --------       --------       -------        -------        -------
Income (loss) before extraordinary item       (17,946)         3,172         3,568          1,084         (1,173)
Extraordinary charge from early                    --             --          (789)            --             --
 retirement of debt
Net income (loss)                            $(17,946)      $  3,172       $ 2,779        $ 1,084        $(1,627)
                                             ========       ========       =======        =======        =======

Historical net income (loss) per share         $(2.96)         $0.52         $0.28         $(1.41)        $(3.28)
                                             ========       ========       =======        =======        =======
Weighted average shares outstanding
Supplemental net income per share  2/          $(2.96)         $0.52         $0.57          $0.30             --
                                             ========       ========       =======        =======        =======

OPERATING DATA:
    EBITDA  3/                               $ 14,401       $ 17,623       $10,728        $ 6,135        $   537
BALANCE SHEET DATA:
    Total assets                             $109,728       $122,967       $63,643        $30,157        $29,302

Current portion of notes payable and            3,088           1,271         671           2,608          3,867
 long-term debt
Notes payable and long-term debt,              70,197          70,197      18,557          13,500         14,900
 less current portion
Total shareholders' equity (deficit)           26,537          44,275      40,037          (3,017)        (1,621)


_________________________

/1// Revenues are shown after giving effect to a $817,000 charge for sales and use taxes and federal excise taxes assessed for prior periods. See "Management's Discussion and Analysis of Financial Condition - Tax Matters."

/2// Supplemental net income per share reflects securities converted into or exercised for Common Stock upon consummation of the initial public offering as if such conversion or exercise had occurred at the beginning of fiscal 1993, the period immediately preceding the Company's initial public offering.

/3// EBITDA represents earnings before interest, taxes, depreciation and amortization and is a commonly used measure of performance in the telecommunications industry. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP") nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA should not be construed as an alternative to operating income or cash provided by operating activities.


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

RESULTS OF OPERATIONS

     The Company derives substantially all of its revenue from calls placed from its payphone and inmate phone network. Coin revenue is derived from calls made by depositing coins in the telephone. Non-coin revenue is derived from calls that are placed using either a calling card or credit card or as a collect call where the called party will be charged for the call. The call may also be billed to a third party. The Company currently realizes revenue from long distance carriers pursuant to federal and state regulation as compensation for dial around calls made from its payphones. The FCC has recently released a decision increasing the amount of dial around compensation payable to the Company. See "Regulation."

     The Company's operating expenses include line access charges, commissions, field service and collection expenses and selling, general and administrative expenses. Line access charges include interconnection and local measured usage charges paid to LECs, long distance transmission charges, billing, collection and validation costs and operator services charges. Commissions are fees paid regularly to business operators based on a percentage of revenue generated by the Company's payphones and have generally increased over prior years as competition among payphone operators for attractive payphone locations has increased. Field service and collection expenses include the costs of collecting and processing coins, maintaining and repairing the telephones and technical support for polling, software maintenance and diagnostics performed on the Company's payphones. Service and collection functions for the Company's payphone operations have been outsourced to Perot pursuant to the Services Agreement.

     Since completing its initial public offering in December 1993, the Company embarked on an acquisition program, acquiring the businesses and operations of 15 companies that added over 7,700 payphones and more than 4,300 inmate phones to CCI's operations. In fiscal 1996, the Company temporarily discontinued its acquisition program, focusing instead on consolidating its operations and enhancing the profitability of its existing payphone and inmate phone bases. Subject to the availability of capital to make acquisitions, the regulatory environment in which CCI operates and other constraints, management hopes that the Company will be able to resume its acquisition activity in fiscal 1997, although no assurance to that effect can be given. The reduction in acquisition activity in fiscal 1996 is expected to reduce the Company's year-to-year growth in terms of its weighted average number of installed payphones and inmate phones, which is, in turn, expected to reduce revenue growth in fiscal 1997. This reduction in revenue growth, however, may be partially offset by changes in the Company's regulatory environment, including those that will produce increases in the Company's dial around compensation. See "Regulation."

     The Company entered into the Services Agreement with Perot in July 1995. The Services Agreement provides that Perot will operate the Company's management information systems and manage the field services and sales fulfillment functions of the Company's payphone operations for a period of 10 years in exchange for a monthly fee equal to the greater of a specified percentage of CCI's revenues attributable to the Company's payphone operations or a flat per phone charge, as well as certain cash incentives for increasing operating performance measurements or overall revenues on a per phone basis. The Services Agreement assumes, for purposes of calculating the monthly fee, that the Company will maintain a minimum number of payphones. The Services Agreement does not include the Company's inmate phone operations, which remain the responsibility of CCI.

     Changes in regulation are ongoing for the Company with the recent passage of the Telecom Act. On September 20, 1996, the FCC issued a Report and Order
                                                            ----------------
implementing the payphone-specific provisions of the Telecom Act. Among its directives, the FCC has prescribed dial around compensation for all access code and 800 subscriber calls from payphones at a flat rate of $45.85 per payphone per month for the first year, with a per call compensation system to be implemented by October 1, 1997 under which compensation will be paid at a rate of $.35 per call. The FCC also ordered the deregulation of local coin rates within one year, subject to certain guidelines. These and other regulatory changes will significantly impact the Company's operations for the foreseeable future. See "Regulation."

FISCAL 1996 COMPARED TO FISCAL 1995

     Total revenues for fiscal 1996 increased to $105.3 million from $81.4 million for fiscal 1995, an increase of 29.4%. The increase in total revenues resulted primarily from the increased number of weighted average phones added to the Company's phone network during fiscal 1996 from acquisitions completed prior to fiscal 1996. The increase in total revenues reflects increases of 6.5% in revenues derived from coin calls and 39.1% in revenues from non-coin calls. Non-coin revenue was proportionately higher in fiscal 1996 due to the increase in the weighted average number of the Company's inmate phones, which generate non-coin revenue only. However, management believes that non-coin revenue from the Company's payphones continued to be adversely affected in fiscal 1996 by increases in dial around calls influenced by national advertising promotions of long distance operator service providers.

     In fiscal 1996, the Company installed 2,423 new payphones (unrelated to acquisitions) down from 3,996 in fiscal 1995. Net of removals, incremental net growth from internal sales declined by 1,174 payphones in fiscal 1996 compared to an increase of 797 payphones in fiscal 1995. Additionally, 11 net new inmate lines were installed that were attributable to the Company's sales and marketing efforts during fiscal 1996 compared to 748 in fiscal 1995. An aggressive program of removing unprofitable payphones and inmate lines decreased the weighted average number of installed payphones to 21,319 in fiscal 1996 from 23,230 in fiscal 1995, a decrease of 8.23%. Management does not anticipate that the Company's weighted average number of installed payphones and inmate phones will substantially increase in fiscal 1997.

     Line access charges increased to $35.9 million in fiscal 1996 from $27.4 million in fiscal 1995 due to the increased number of average phones in the Company's inmate division. These charges increased to 34.1% of total revenues in fiscal 1996 as compared to 33.3% in fiscal 1995.

     Commissions paid to customers increased to $22.3 million in fiscal 1996 compared to $15.1 million in fiscal 1995. These amounts represented 21.3% of total revenues in fiscal 1996 compared to 18.6% in fiscal 1995. The dollar increase was primarily due to the increased number of average phones in the Company's inmate division. The percentage increase (as well as a portion of the dollar increase) was attributable to higher commission rates paid on revenues derived primarily from the Company's inmate phones, which comprised a larger portion of the Company's total phone base in fiscal 1996 as compared to fiscal 1995.

     Service and collection expenses increased to $19.3 million or 18.3% of total revenues from $12.0 million or 14.7% of total revenues in fiscal 1995. The dollar increase was due to the increased number of average phones in the Company's inmate division.

     Selling, general and administrative expenses increased to $4.7 million in fiscal 1996 compared to $4.6 million in fiscal 1995, a decrease as a percentage of total revenues to 4.5% from 5.7%. The percentage decrease primarily reflects a decrease in the internal marketing efforts in first half of fiscal 1996.

     Bad debt expense in fiscal 1996 increased to $8.6 million or 8.1% of total revenues from $4.6 million or 5.7% of total revenues in fiscal 1995. The increase was primarily due to the increase in the revenues attributable to inmate phones verses payphones. The bad debt associated with the Company's payphones has historically averaged between 6% and 8% of the affected revenue. The Company's inmate phones, whose entire revenue is generated by non-coin calls, is subject to bad debt which has historically averaged between 12% and 15%.

     Depreciation and amortization expenses increased to $11.7 million in fiscal 1996 from $9.8 million in fiscal 1995. This increase was primarily due to an additional depreciation expense of $2.8 million associated with the addition of phones and related property and equipment pursuant to acquisitions made in prior fiscal years. Also contributing to the increase was additional amortization expenses of $1.8 million related to the amortization of goodwill and other intangible costs associated with these acquisitions.

     In the third quarter of fiscal 1996, the Company recognized an impairment loss of $14.2 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Cash flows generation by payphones and inmate lines on an acquisition by acquisition basis was determined based on the Company's best estimates of future income and expenses including the impact of a continued reduction in operator service provider revenue as a result of dial around. Where the sum of future undiscounted cash flows of these long-lived assets were less than their recorded book values, an impairment was recognized. Approximately $12.4 million of the impairment recognized was for related operating equipment and approximately $1.8 million was for related intangible assets.

     The preceding factors combined to produce an operating loss of $11.5 million or 10.9% of total revenues in fiscal 1996, compared to operating income of $7.8 million or 9.6% in fiscal 1995. Earnings before interest, taxes, depreciation and amortization ("EBITDA") declined 18.2% to $14.4 million in fiscal 1996 compared to $17.6 million in fiscal 1995. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP") nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

     Interest expense increased to $6.3 million in fiscal 1996 compared to $3.5 million in fiscal 1995 primarily due to increases in the level of debt associated with the acquisitions discussed above, as well as increases in the interest rate on floating rate debt.

     As a result of the foregoing, the Company reported a net loss of $17.9 million or $2.96 per share on 6.1 million shares outstanding in fiscal 1996, compared to net income of $3.2 million or $.52 per share on 6.1 million shares outstanding in fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

     Total revenues for fiscal 1995 increased to $81.4 million from $46.1 million for fiscal 1994, an increase of 76.5% The increase in total revenues resulted primarily from the increased number of payphones added to the Company's payphone network during fiscal 1995 from completed acquisitions. The increase in total revenues reflect increases of 49.5% in revenues derived from coin calls and 103.5% in revenues from non-coin calls. In addition, non-coin revenue was higher in fiscal 1995 due to the increase in the number of the Company's inmate phones, which generate non-coin revenue only. Management believes that non-coin revenue from the Company's payphones was adversely affected in fiscal 1995 by increases in dial around calls influenced by national advertising promotions of long distance operator service providers.

     Internal sales and marketing programs also contributed to the increase in revenues compared to fiscal 1994. In fiscal 1995, the Company installed 3,996 new payphones (unrelated to acquisitions) up from 2,500 in fiscal 1994. Net of removals, incremental net growth from internal sales in fiscal 1995 was 797 payphones compared to 1,192 payphones in fiscal 1994. In addition, 748 net new inmate lines were installed that were attributable to the Company's sales and marketing efforts during fiscal 1995 compared to 89 in fiscal 1994. Acquisitions and internal growth increased the weighted average number of installed payphones to 23,230 in fiscal 1995 from 13,217 in fiscal 1994, an increase of 75.7%.

     Line access charges increased to $27.4 million in fiscal 1995 from $15.8 million in fiscal 1994 due to the increased number of payphones comprising the Company's network. These charges decreased to 33.3% of total revenues in fiscal 1995 as compared to 34.2% in fiscal 1994.

     Commissions paid to customers increased to $15.1 million in fiscal 1995 compared to $7.0 million in fiscal 1994. These amounts represented 18.6% of total revenues in fiscal 1995 compared to 15.2% in fiscal 1994. The dollar increase was primarily due to the increased number of phones on the Company's network; the percentage increase (as well as a portion of the dollar increase) was attributable to higher commission rates incurred on revenues derived primarily from the Company's inmate phone lines.

     Service and collection expenses increased to $12.0 million or 14.7% of total revenues from $6.9 million or 15.0% of total revenues in fiscal 1994. The dollar increase was due to the increased number of phones on the Company's network.

     Selling, general and administrative expense increased to $4.6 million in fiscal 1995 compared to $3.9 million in fiscal 1994, but decreased as a percentage of total revenues from 8.5% to 5.7%. The percentage decrease reflects the operating efficiencies associated with economies of scale attributable to a larger revenue base.

     Depreciation and amortization expense increased to $9.8 million in fiscal 1995 from $5.2 million in fiscal 1994. The increase was due primarily to additional depreciation expense of $2.8 million associated with the acquisition of the phones and related property and equipment previously discussed. Also contributing to the increase was additional amortization expense of $1.8 million related to the amortization of goodwill and other intangible costs associated with these acquisitions.

     Operating income was $7.8 million or 9.6% of total revenues in fiscal 1995, compared to $5.5 million or 12.0% in fiscal 1994. EBITDA grew 64.3% to $17.6 million in fiscal 1995 compared to $10.7 million in fiscal 1994. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements.

     Interest expense increased to $3.5 million in fiscal 1995 compared to $1.0 million in fiscal 1994 primarily due to increases in the level of debt associated with the acquisitions discussed above, as well as increases in the interest rate on floating rate debt.

     Income tax expense increased to $1.1 million or an effective rate of 26.2% in fiscal 1995 compared to $938,000, or an effective rate of 14.0% in fiscal 1994, largely due to the higher level of income, not all of which could be offset by net operating loss carryforwards.

     As a result of the foregoing, the Company reported net income of $3.2 million or $.52 per share on 6.1 million shares outstanding in fiscal 1995, compared to $3.6 million or $.73 per share on 4.9 million shares outstanding in fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company financed its operations from operating cash flow and proceeds from its principal Credit Agreement (the "Credit Agreement"). Amounts outstanding under the aforementioned facility were $73.2 million at June 30, 1996, compared to $70.2 million at June 30, 1995. Net cash provided by operating activities for fiscal 1996 was approximately $9.4 million compared to $5.8 million for fiscal 1995.

     The Company's working capital was approximately $1.4 million with a current ratio of 1.1 to 1 at June 30, 1996. This compares to a working capital balance of $3.8 million and a current ratio of 1.5 at June 30, 1995. The change in the Company's working capital is primarily a result of a current maturity of $3 million on the Credit Agreement. The Company's principal commitments as of June 30, 1996 consisted of a commitment under the Services Agreement to purchase $400,000 of software enhancements from Perot, and a commitment to repay $3 million in bank debt prior to June 30, 1997. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for fiscal 1997. The Company further believes that it will be able to raise the capital necessary to meet the terms of its Credit Agreement, including a $12 million dollar payment due on July 1, 1997. However, should the Company be unable to access the capital markets by July 1, 1997, it would not be in compliance with the terms of the Credit Agreement. The Company would then seek a waiver from the lender to allow it additional time to raise the additional equity that is needed.

     In August 1996, the Company entered into an amended and restated Credit Agreement (the "1996 Credit Agreement"). On October 8, 1996, an amendment was entered into amending the terms of the 1996 Credit Agreement. The 1996 Credit Agreement, as amended, now requires the Company to repay $12 million of its indebtedness thereunder on or before July 1, 1997, and to repay the remaining $63 million of its indebtedness in increments of $500,000 per month beginning on January 1, 1997 through the end of the term, which is June 30, 1999. Borrowings under the 1996 Credit Agreement, as amended, bear interest at either a LIBOR-based or prime rate at the Company's option. In conjunction with the 1996 Credit Agreement, as amended, the Company granted the lender warrants to purchase up to 225,000 common shares at a nominal price, of which, warrants to purchase 50,000 common shares shall be canceled if the Company is successful in reducing its outstanding balance on the 1996 Credit Agreement, as amended, to $47 million by November 30, 1996.

     In order to meet its obligations under the 1996 Credit Agreement, the Company is actively seeking to raise an additional $20 - $30 million in equity capital. Management believes that the Company's ability to raise such additional equity capital will significantly depend upon the implementation by the FCC of the rules pursuant to the Telecom Act, which could significantly impact the Company's prospective results of operations and financial condition. The FCC's Report and Order was released on September 20, 1996. See "Regulation." If the
----------------
implementation of the FCC's new payphone rules are delayed or if the net impact of the rules on the prospective results of operations and financial condition of the Company is adverse, the ability of the Company to raise additional equity capital and meet its payment obligations under the 1996 Credit Agreement may be hampered.

TAX MATTERS

     In the third quarter of fiscal 1995, the Company established a reserve of approximately $817,000, and charged that amount against coin revenue, to provide for potential amounts due to certain states and the federal government for sales and use taxes and federal excise taxes assessed for prior periods. Prior to that time, the Company had paid such sales and use taxes on coin revenue to its vendors of local telephone service and believed that it was not required to pay such taxes directly because such vendors had already assessed the Company for and paid taxes on the service. The Company became aware of the requirement to pay such sales and use taxes directly when the Department of Revenue of the State of Texas notified the Company of taxes due in November 1994. Thereafter, the Company conducted an investigation of its tax accrual policies in each state in which it conducts business to determine that it was properly reserving for all applicable taxes under the applicable law of each state. The Company has changed its state sales and use tax accrual and payment practices such that, in the opinion of management, it will not be necessary for the Company to establish similar sales and use tax reserves in future periods.

     The portion of the $817,000 reserve relating to federal excise taxes was accrued in connection with the 3% federal excise tax on all toll calls, which the Company previously paid to its long distance telephone service vendors. Since establishing the reserve, the Company has determined that it overpaid such federal excise taxes through payments to its long distance telephone service vendors by approximately $400,000. The Company reached a settlement agreement with the Internal Revenue Service ("IRS") that netted overpayments against all amounts assessed for prior periods. The Company is currently accruing and paying excise taxes on a quarterly basis and management does not believe that additional reserves for federal excise taxes will be necessary in future periods.


INFLATION

     Although the Company cannot determine the precise effects of inflation, it does not believe inflation has had a material effect on its revenues or results from operations during any of the periods reported.

"SAFE HARBOR STATEMENT"

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. The list set forth below is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere herein.

     Liquidity:  In order to meet its obligations under the 1996 Credit
     ---------
Agreement, as amended, the Company is actively seeking to raise an additional $20-$30 million in equity capital. Management believes that the Company's ability to raise such additional equity capital will significantly depend upon the implementation by the FCC of the rules pursuant to the Telecom Act, which could significantly impact the Company's prospective results of operations and financial condition. The FCC's Report and Order was released on September 20,
                               ----------------
1996. See "Regulation." Any reconsideration of the Order must be completed no later than November 8, 1996. If the implementation of the FCC's new payphone rules are delayed or if the net impact of the rules on the prospective results of operations and financial condition of the Company is adverse, the ability of the Company to raise additional equity capital and meet its payment obligations under the 1996 Credit Agreement, as amended, may be hampered.

     Bad Debt:  Currently, the Company utilizes the services of the LECs in the
     --------
billing and collection process, as essentially all of the calls made from the Company's inmate phones are billed through large clearinghouses that in turn send the information to the LECs for billing and collection. Due to the Company's dependence on the LECs for billing and collection, it currently can take the Company up to 24 months to determine whether an account is collectible. This long collection process makes it particularly difficult for the Company to estimate the amount of bad debt attributable to the Company's inmate phone revenue. The Company has witnessed an increase in the amount of bad debt for its inmate phone revenue over the past year to approximately 15%. To address the issue of bad debt, the Company has begun implementing a program for direct billing that will enable it to bill the called number directly and set parameters for blocking calls based on collection results. This direct billing program is a new program for the Company and in certain states, regulatory approval may be required. Although the Company believes that the direct billing program will reduce the amount of bad debt attributable to its inmate phones, no assurance can be given as to the success of the direct billing program.

     Dial Around Compensation: The FCC's implementation of the payphone-specific
     ------------------------
provisions of the Telecom Act began with the issuance of a Report and Order on
                                                           ----------------
September 20, 1996, with one of the most important elements being the assurance of "fair compensation" for virtually all calls from payphones. In this regard, the FCC decision initially mandates dial around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month, with a transition to a per-call system at the rate of $.35 per call beginning October 1, 1997. The Order states that on October 1, 1998, this rate will either be adjusted to equal the local coin rate being charged at the particular payphone, or to a higher or lower dial around compensation rate negotiated between the Company and the carriers who are required to pay. The initial flat-rate payment level significantly increases dial around compensation revenues, and the Company believes that a per-call system at a $.35 level will further increase these revenues. However, market forces and factors outside the Company's control could substantially affect the resulting revenue impact. These factors include a change upon reconsideration by the FCC, as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking subscriber 800 numbers from payphones if the IXC wants to avoid paying per-call compensation on these calls.

     Local Coin Rate:  In ensuring "fair compensation" for all calls, the FCC
     ---------------
further determined that local coin rates from payphones should be generally deregulated within one year, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state.
The states may move to deregulation earlier than one year, but a state may also obtain an exemption from deregulation by "demonstrat[ing] to the Commission that there are market failures within the state that would not allow market-based rates." Where deregulation is implemented, management believes the Company is likely to experience increases in its coin revenue per phone. However, given the FCC's failure to specify particular requirements for obtaining an exemption, the Company is unable to adequately predict the responses of individual states or the market and thus, the ultimate revenue impact of local coin rate deregulation.

     Other Telecom Act Provisions: There are a significant number of Telecom Act
     ----------------------------
provisions, as implemented by the FCC, that may have substantial impacts upon the Company. See "Regulation." Among the most important are cessation of subsidies upon the removal of LEC payphones from the regulated rate base by April 15, 1997, the RBOCs' development of specific plans detailing their compliance with nondiscrimination and accounting requirements and other safeguards against subsidies and discrimination, and the RBOCs' authority to select interLATA carriers serving their payphones in conjunction with location owners. As a whole, the Telecom Act provisions should significantly change the competitive framework of the public communications industry. The Company believes that the FCC's order will address certain of the fundamental inequities in the payphone and inmate phone markets and lead to a more equitable competitive environment for all providers. However, since implementation has not yet been finalized and will be ongoing for a number of years, there can be no assurance the FCC's actions will actually result in long-term positive results for the Company.

     Billed Party Preference Proceeding:  The FCC has issued a Second Notice of
     ----------------------------------
Proposed rulemaking regarding "Billed Party Preference" ("BPP") and associated call rating issues, including potential rate benchmarks and caller notification requirements for 0+ and 0- interstate long distance calls. If BPP is implemented, the billed party would bypass CCI's selected long distance carrier and the Company would fail to receive any commissions from the carrier. See "Regulation." The Company believes that the implementation of BPP is not likely to be achieved, since it would involve significant expense and technological changes as evidenced by the record in the FCC proceeding. However, should the rate benchmark or caller notification requirements be implemented by the FCC for such operator-assisted calling, the Company could be negatively impacted, depending upon the specific level of the benchmark or the particular notification requirements. Without further FCC action, for which a timetable is not mandated, the Company is unable to reasonably assess any potential impact that BPP, rate benchmarks or notifications, if implemented, might have on its payphone and inmate phone operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The financial statements and supplementary financial information required by this item are filed as part of this Report on pages F-1 through F-27 and page S-1 immediately preceding the signature page to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     To be included in a subsequent amendment to this Form 10-K Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     To be included in a subsequent amendment to this Form 10-K Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To be included in a subsequent amendment to this Form 10-K Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     To be included in a subsequent amendment to this Form 10-K Report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Report:

               1. Financial Statements

                    * Report of Independent Auditors
                    * Consolidated Balance Sheets as of June 30, 1996 and 1995
                    * Consolidated Statements of Operations for the Years Ended
                      June 30, 1996, 1995 and 1994
                    * Consolidated Statements of Shareholders' Equity for the
                      Years Ended June 30, 1996, 1995 and 1994
                    * Consolidated Statements of Cash Flows for the Years Ended
                      June 30, 1996, 1995 and 1994
                    * Notes to Consolidated Financial Statements

               2. Financial Statement Schedules:

                    * Schedule II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               3. Exhibits:

                  Exhibit
                  Number                     Description
                  -------                    -----------

                    3.1       Amended and Restated Articles of Incorporation./1/

                    3.2       Amended and Restated Bylaws of the Company./2/

                    4.1 Shareholders Rights Agreement dated as of July 25, 1995 between the Company and First Union National Bank of North Carolina, as Rights Agent./2/

                   10.1 Amended and Restated Credit Agreement dated as of August 15, 1996 by and among the Company, Communications Central of Georgia, Inc., and InVision Telecom, Inc., as borrowers, and First Union National Bank of Georgia ("First Union").

                   10.1(a) First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 9, 1996, by and among the Company, Communications Central of Georgia, Inc., and InVision Telecom, Inc., as borrowers, and First Union.


                   10.2(a) First Warrant Agreement dated as of August 15, 1996, between the Company and First Union.

                   10.2(b) First Amendment to First Warrant Agreement dated as of October 9, 1996, between the Company and First Union.

                   10.3* Communications Central Inc. 1991 Incentive Stock Option Plan./1/

                   10.4*      Communications Central Inc. 1993 Stock Option
                              Plan./1/

                   10.4(a) Communications Central Inc. 1993 Stock Option Plan Amended and Restated as of October 11, 1995./9/

                   10.5* Communications Central Inc. Stock Option plan for Directors./8/

                   10.6 Lease between Northmeadow Associates Joint Venture and the Company dated July 25, 1988 for the business premises located at 1150 Northmeadow Parkway, Suite 118, Roswell, Georgia 30076./1/

                   10.6(a) Second Amendment to Lease between Northmeadow Associates Joint Venture and the Company dated October 1, 1993 for the Company Headquarters./3/

                   10.6(b) Third Amendment to Lease between Northmeadow Associates Joint Venture and the Company dated July 15, 1994 for the Company Headquarters./3/

                   10.7 Registration Rights Agreement dated as of August 15, 1996, between the Company and First Union.

                   10.8 Registration Rights Agreement between the Company and certain other parties dated April 15, 1991 as amended by First Amendment to Registration Rights Agreement dated June 18, 1992, as amended by Second Amendment to Registration Rights Agreement dated November 25, 1992 as amended by Third Amendment to Registration Rights Agreement dated April 16, 1993./1/

                   10.8(a) Fourth Amendment to Registration Rights Agreement dated February 28, 1994./4/

                   10.8(b) Fifth Amendment to Registration Rights Agreement dated July 27, 1994./3/

                   10.11 Services Agreement between the Company and Perot Field Services Corporation dated as of July 28, 1995 (portions redacted pursuant to a confidentiality request)./5/

                   10.12* Employment Agreement dated November 6, 1995, between Communications Central of Georgia, Inc. and Rodger L. Johnson./6/

                   10.13* Stock Option Agreement dated as of November 6, 1995, between the Company and Rodger L. Johnson./7/

                   10.14* Stock Option Agreement dated as of January 2, 1996, between the Company and Anthony J. Palermo.

                   10.15* Stock Option Agreement dated as of January 15, 1996, between the Company and C. Douglas McKeever.

                   11.1       Computation of Historical Earnings Per Share.

                   11.2       Computation of Supplemental Earnings Per Share.

                   21.0       List of Subsidiaries of the Company.

                   23.1       Consent of Ernst & Young LLP.

* Compensatory plan or arrangement or management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


/(1)/ Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984).

/(2)/ Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form 8-A registering certain "Rights to Purchase Common Stock," as filed on August 7, 1995.

/(3)/ Incorporated herein by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No.0-22730).

/(4)/ Incorporated herein by reference to Exhibit 10(a) of Amendment No. 1 to the Company's Current Report on Form 8-K/A filed April 14, 1994 (File No. 0-22730).

/(5)/ Incorporated herein by reference to Exhibit 99.1 of Amendment No. 1 on
      Form 8-K/A to the Company's Current Report on Form 8-K, date of earliest event reported July 21, 1995, filed on August 25, 1995 (File No. 0-22730).

/(6)/ Incorporated herein by reference to Exhibit 99.1 on Form 8-K, date of event reported November 6, 1995 (File No. 0-22730).

/(7)/ Incorporated herein by reference to Exhibit 99.2 on Form 8-K, date of event reported November 6, 1995 (File No. 0-22730).

/(8)/ Incorporated herein by reference to Appebdux A of the Company's definitive
      Proxy Statement for its fiscal 1994 Annual Meeting of Shareholders.

/(9)/ Incorporated herein by reference to Appendix B of the Company's definitive
      Proxy Statement for its fiscal 1995 Annual Meeting of Shareholders.

          (b)  Forms 8-K:

               None.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Communications Central Inc.


     Date:___________________________     By:___________________________________
                                                  Rodger L. Johnson
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 25, 1996                    ____________________________________
                                            Rodger L. Johnson
                                            Chief Executive Officer and Director
                                            (principal executive officer)


Date: September 25, 1996                    ____________________________________
                                            Jack B. Wages, Jr.
                                            Controller
                                            (principal financial and accounting
                                             officer)


Date: September 25, 1996                    ____________________________________
                                            Robert C. Fisher, Jr.
                                            Director


Date: September 25, 1996                    ____________________________________
                                            Paul R. Griffiths
                                            Director


Date: September 25, 1996                    ____________________________________
                                            Richard W. Oliver
                                            Director


Date: September 25, 1996                    ____________________________________
                                            Ronald C. Warrington
                                            Director


Date: September 25, 1996                    ____________________________________
                                            Peter A. Schober
                                            Director

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Communications Central Inc.


Date: September 25, 1996           By:/s/ Rodger L. Johnson
                                      ------------------------------------
                                      Rodger L. Johnson
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 25, 1996           /s/ Rodger L. Johnson
                                   ---------------------------------------
                                   Rodger L. Johnson
                                   Chief Executive Officer and Director
                                   (principal executive officer)


Date: September 25, 1996           /s/ Jack B. Wages, Jr.
                                   ---------------------------------------
                                   Jack B. Wages, Jr.
                                   Controller
                                   (principal financial and accounting officer)


Date: September 25, 1996           /s/ Robert C. Fisher, Jr.
                                   ---------------------------------------
                                   Robert C. Fisher, Jr.
                                   Director


Date: September 25, 1996           /s/ Paul. R. Griffiths
                                   ---------------------------------------
                                   Paul R. Griffiths
                                   Director

Date: September 25, 1996           /s/ Richard W. Oliver
                                   ---------------------------------------
                                   Richard W. Oliver
                                   Director


Date: September 25, 1996           /s/ Ronald C. Warrington
                                   ---------------------------------------
                                   Ronald C, Warrington
                                   Director


Date: September 25, 1996           /s/ Peter A. Schober
                                   ---------------------------------------
                                   Peter A. Schober
                                   Director

                           Annual Report on Form 10-K

                          Communications Central Inc.

                       Years ended June 30, 1996 and 1995



                                     Item 8
                  Financial Statements and Supplementary Data

                         Report of Independent Auditors

Board of Directors
Communications Central Inc.

We have audited the accompanying consolidated balance sheets of Communications Central Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audit also included the financial statement schedule in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communications Central Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 1996 the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."


                                                 Ernst & Young, LLP


Atlanta, Georgia
August 19, 1996, except for Notes 4 and 13, as to which the date is October 8, 1996

                          Communications Central Inc.

                          Consolidated Balance Sheets

                                                                               JUNE 30,
                                                                      1996                  1995
                                                            -------------------------------------------
ASSETS (Notes 1 and 2)
Current assets:
 Cash                                                            $  2,266,327          $      4,041
 Accounts, receivable, less allowance for doubtful accounts
   of $2,140,000 and $2,418,000 at June 30, 1996 and
   1995, respectively                                              10,612,382            10,636,305
 Prepaid expenses                                                     707,699             1,043,924
 Other current assets                                                 870,815               317,029
                                                            -------------------------------------------
Total current assets                                               14,457,223            12,001,299
Operating equipment:
 Telecommunication equipment                                       73,262,895            72,782,885
 Uninstalled equipment                                              1,437,637               623,500
                                                            -------------------------------------------
                                                                   74,700,532            73,406,385
 Less accumulated depreciation and amortization                   (29,922,368)          (16,358,051)
                                                            -------------------------------------------
                                                                   44,778,164            57,048,334
Leasehold improvements and office furniture and equipment,
 net of accumulated depreciation and amortization of
 approximately $2,162,000 and $1,325,000 at June 30,
 1996 and 1995, respectively                                        1,595,312             1,929,654

Deferred loan costs, net of accumulated amortization of
 $243,000 and $37,000 at June 30, 1996 and 1995,
 respectively (Note 2)                                                260,153                82,656

Intangible assets (Note 1):
 Site license contracts, net                                        7,053,568             7,607,541
 Agreements not to compete, net                                     1,046,450             1,528,347
 Goodwill, net                                                     36,555,441            37,881,651

Other assets, net                                                   3,981,292             4,887,261
                                                            -------------------------------------------
Total assets                                                     $109,727,603          $122,966,743
                                                            ===========================================

                                                        JUNE 30,
                                                  1996           1995
                                             --------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable to
   shareholders (Note 3)                       $      8,333   $    162,500
  Current portion of note payable (Note 3)           79,650      1,054,521
  Accounts payable                                3,324,204        865,112
  Accrued expenses                                2,878,447      2,162,330
  Current portion of long term debt               3,000,000              -
  Accrued commissions                             2,637,010      2,478,499
  Accrued interest                                  634,295      1,062,141
  Accrued compensation                              102,351        314,990
  Accrued income taxes payable (Note 8)             328,984        118,430
                                             ----------------------------------
Total current liabilities                        12,993,274      8,218,523


Notes payable to shareholders, less
 current portion (Note 3)                                 -          8,333
Note payable, less current portion
 (Note 3)                                                 -        267,333
Long-term debt (Note 4)                          70,197,389     70,197,389


Commitments and contingencies (Note 4)                    -              -


Shareholders' equity (Notes 2 and 7):
  Common Stock, $.01 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares -
     6,054,556 and 5,878,056 at June
      30,1996 and 1995, respectively                 60,545         58,780

    Additional paid-in capital                   50,067,385     49,860,878
  Accumulated deficit                           (23,590,990)    (5,644,493)
                                             --------------------------------
Total shareholders' equity                       26,536,940     44,275,165
                                             --------------------------------
Total liabilities and shareholders'
 equity                                        $109,727,603   $122,966,743
                                             ================================

See accompanying notes.

                     Consolidated Statements of Operations

                                                                            YEAR ENDED JUNE 30,
                                                                       1996          1995         1994
                                                                 -----------------------------------------
Revenue:
 Coin calls                                                        $ 35,509,110   $33,326,399  $22,296,118
 Non-coin calls                                                      66,644,945    47,951,407   23,572,252
 Other                                                                3,185,516       144,433      255,283
                                                                  ----------------------------------------
                                                                    105,339,571    81,422,239   46,123,653

Costs and expenses:
 Line access charges                                                 35,923,596    27,411,215   15,790,095
 Commissions                                                         22,299,044    15,111,992    7,000,668
 Service and collection                                              19,362,209    12,001,623    6,908,602
 Selling, general and administrative                                  4,778,522     4,633,821    3,929,123
 Bad debt expense                                                     8,575,422     4,640,610    1,767,704
 Depreciation and amortization                                       11,741,785     9,795,025    5,208,789
 Impairment loss                                                     14,183,996            -             -
                                                                  ----------------------------------------
   Total costs and expenses                                         116,864,574    73,594,286   40,604,981
                                                                  ----------------------------------------
Operating income (loss)                                             (11,525,003)    7,827,953    5,518,672
Interest expense                                                      6,343,142     3,527,644    1,012,405
                                                                  ----------------------------------------
Income (loss) before income tax expense and extraordinary item      (17,868,145)    4,300,309    4,506,267
Income tax expense                                                       78,352     1,127,896      937,800
                                                                  ----------------------------------------
Income (loss) before extraordinary item                             (17,946,497)    3,172,413    3,568,467
Extraordinary item, net of tax benefit of $483,721 in 1994
 (Note 3)                                                                     -             -      789,230
                                                                   ---------------------------------------
Net income (loss)                                                  $(17,946,497)  $ 3,172,413  $ 2,779,237
                                                                   =======================================
Historical per share data (Note 1):
 Income before (loss) extraordinary item                           $(17,946,497)  $ 3,172,413  $ 3,568,467
 Less warrant accretion                                                       -             -      144,402
 Less stock dividends                                                         -             -      615,495
 Less Redeemable Preferred Stock accretion                                    -             -      984,589
                                                                  ----------------------------------------
 Income (loss) before extraordinary item attributable to common
   shares                                                           (17,946,497)    3,172,413    1,823,981
 Extraordinary item, net of tax benefit of $483,721 in 1994                   -             -      789,230
                                                                  ----------------------------------------
 Net income (loss) attributable to common shares                   $(17,946,497)  $ 3,172,413  $ 1,034,751
                                                                  ========================================

 Income (loss), before extraordinary item, per common share              $(2.96)      $  0.52   $     0.50
 Extraordinary item per common share                                          -             -         0.22
                                                                  ----------------------------------------
 Net income (loss) per common share                                      $(2.96)        $0.52  $      0.28
                                                                  ========================================
 Weighted average shares outstanding                                  6,054,556     6,064,447    3,633,420
                                                                  ========================================

Supplemental per share data (Note 1):
 Income (loss) before extraordinary item, per common share               $(2.96)        $0.52  $      0.73
 Extraordinary item per common share                                          -             -         0.16
                                                                  ----------------------------------------
 Net income (loss)per common share                                       $(2.96)        $0.52  $      0.57
                                                                  ========================================
 Weighted average shares outstanding                                  6,054,556     6,064,447    4,949,938
                                                                  ========================================

See accompanying notes

                          COMMUNICATIONS CENTRAL INC.
                Consolidated Statements of Shareholders' Equity

                                                         PREFERRED STOCK                                             COMMON STOCK
                                               -------------------------------------------------------------------------------------
                                                                            ADDITIONAL                                ADDITIONAL

                                                SHARES       AMOUNT          PAID-IN         SHARES       AMOUNT       PAID-IN
                                                                             CAPITAL                                   CAPITAL
                                               -------------------------------------------------------------------------------------
Balance at June 30, 1993                        28,125         281          1,799,719        441,281       4,413      6,159,132
 Issuance of Series E Redeemable
  Preferred Stock dividend                           -           -                  -              -           -              -
 Accretion of redeemable warrant                     -           -                  -              -           -       (144,402)
 Accretion of Redeemable Preferred Stock             -           -                  -              -           -       (984,589)
 Conversion of notes payable to
  shareholders into Common Stock                     -           -                  -         99,443         995        839,005
 Conversion of Redeemable
  Preferred Stock into Common Stock                  -           -                  -      2,193,731      21,937     15,753,082
 Conversion of Preferred Stock into
  Common Stock                                 (28,125)       (281)        (1,799,719)       381,834       3,818      1,796,182
 Termination of redemption feature of
  redeemable warrants                                -           -                  -              -           -      1,204,117
 Issuance of Common Stock upon
  exercise of  warrants                              -           -                  -         89,161         891              -
 Issuance of Common Stock upon
  exercise of underwriters'
  over-allotment option, net of
   issuance costs of $201,600                        -           -                  -        240,000       2,400      2,676,000
 Issuance of Common Stock as partial
  consideration for asset purchase
  (Note 7) and upon initial public
  offering, net of issuance costs of
  $2,418,553                                         -           -                  -      1,978,571      19,786     21,500,941
 Net income                                          -           -                  -              -           -              -
                                               -------------------------------------------------------------------------------------
Balance at June 30, 1994                             -           -                  -      5,424,021      54,240     48,799,468
 Issuance of Common Stock in
  acquisition                                        -           -                  -         46,809         468        549,538
 Issuance of Common Stock upon
  exercise of options                                -           -                  -        180,335       1,803        301,153
 Issuance of Common Stock upon
  exercise of Warrant                                -           -                  -        226,891       2,269         (2,281)
 Tax benefit from employees'
  stock option plans                                 -           -                  -              -           -        213,000
 Net income                                          -           -                  -              -           -              -
                                               -------------------------------------------------------------------------------------
Balance at June 30, 1995                             -           -                  -      5,878,056      58,780     49,860,878
                                               -------------------------------------------------------------------------------------
 Issuance of Common Stock upon
  exercise of options                                -           -                  -        176,500       1,765        206,505
 Net income (loss)                                   -           -                  -              -           -              -
                                               -------------------------------------------------------------------------------------
Balance at June 30, 1996                             -        $  -          $       -      6,054,556     $60,545    $50,067,383
                                               =====================================================================================

                                               ---------------------------------------------------------
                                                                                         TOTAL
                                                        ACCUMULATED                  SHAREHOLDERS'
                                                          DEFICIT                        EQUITY
                                               ---------------------------------------------------------
Balance at June 30, 1993                                (10,980,648)                  (3,017,103)
 Issuance of Series E Redeemable
  Preferred Stock dividend                                 (615,495)                    (615,495)
 Accretion of redeemable warrant                                  -                     (144,402)
 Accretion of Redeemable Preferred Stock                          -                     (984,589)
 Conversion of notes payable to
  shareholders into Common Stock                                  -                      840,000
 Conversion of Redeemable
  Preferred Stock into Common Stock                               -                   15,775,019
 Conversion of Preferred Stock into Common Stock                  -                    1,204,117
 Termination of redemption feature of
  redeemable warrants                                             -                          891
 Issuance of Common Stock upon
  exercise of  warrants                                           -
 Issuance of Common Stock upon
  exercise of underwriters'
  over-allotment option, net of
   issuance costs of $201,600                                     -                    2,678,400
 Issuance of Common Stock as partial
  consideration for asset purchase
  (Note 7) and upon initial public
  offering, net of issuance costs of $2,418,553                   -                   21,520,727
 Net income                                               2,779,237                    2,779,237
                                               ---------------------------------------------------------
Balance at June 30, 1994                                 (8,816,906)                  40,036,802
 Issuance of Common Stock in acquisition                          -                      550,006
 Issuance of Common Stock upon
  exercise of options                                             -                      302,956
 Issuance of Common Stock upon
  exercise of Warrant                                             -                          (12)
 Tax benefit from employees'
  stock option plans                                              -                      213,000
 Net income                                               3,172,413                    3,172,413
                                               ---------------------------------------------------------
Balance at June 30, 1995                                 (5,644,493)                  44,275,165
                                               ---------------------------------------------------------
 Issuance of Common Stock upon
  exercise of options                                             -                      208,270
 Net income (loss)                                     $(17,946,497)                 (17,946,497)
                                               ---------------------------------------------------------
Balance at June 30, 1996                               $ (23,590,990)                $26,536,938
                                               =========================================================

                          Communications Central Inc.

                     Consolidated Statements of Cash Flows

                                                      YEAR ENDED JUNE 30,
                                               1996           1995           1994
                                        ----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                          $(17,946,497)  $  3,172,413   $  2,779,237
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
     Depreciation and amortization           11,741,785      9,795,025      5,208,789
     Loss on extinguishment of debt                   -              -      1,272,951
     Payment of loan origination costs         (383,625)       (44,124)       (75,414)
     Other                                            -        (16,336)           702
     Impairment loss                         14,183,996              -              -
     Changes in operating assets and
     liabilities:
       Accounts receivables                      23,923     (6,690,852)    (3,030,507)
       Prepaid expenses, other current
       assets and other assets               (1,753,337)    (2,462,796)      (970,970)
       Accounts payables                      2,459,091     (1,611,327)     1,402,856
       Accrued expenses                         909,391      1,453,219       (532,247)
       Other liabilities                              -      2,261,656        512,162
       Accrued income taxes payable             210,555       (127,531)       458,961
                                        ----------------------------------------------
Net cash provided by operating                9,445,282      5,729,347      7,026,520
 activities

INVESTING ACTIVITIES
Purchases of telecommunication
 equipment, leasehold improvements and       (7,496,323)   (11,402,674)    (6,835,028)
 office furniture and equipment

Acquisitions of telecommunication
 equipment, site licenses, agreements          (462,000)   (41,187,892)   (20,929,955)
 not to compete and goodwill
Purchases of site licenses                   (2,294,360)    (1,957,274)      (744,544)
Proceeds from sale of equipment                 285,000        115,526         45,611
                                        ----------------------------------------------
Net cash used in investing activities        (9,967,683)   (54,432,314)   (28,463,916)

FINANCING ACTIVITIES
Payments on long-term debt                            -              -    (22,850,200)
Payments on notes payable                      (423,583)    (7,678,146)    (2,947,369)
Proceeds from long-term debt                  3,000,000     51,640,463     27,907,126
Proceeds from exercise of stock                       -              -            891
 purchase warrants
Issuance of Common Stock                        208,270        302,944     23,059,847
                                        ----------------------------------------------
Net cash provided by (used in)                2,784,687     44,265,261     25,170,295
 financing activities
                                        ----------------------------------------------
(Decrease) increase in cash                   2,262,286     (4,437,706)     3,732,899
Cash at beginning of year                         4,041      4,441,747        708,848
                                        ----------------------------------------------
Cash at end of year                        $  2,266,327   $      4,041   $  4,441,747
                                        ==============================================

SUPPLEMENTAL DISCLOSURE
Cash paid for interest                     $  6,725,240   $  2,591,138   $    997,000
                                        ==============================================
Cash paid for income taxes                            -   $  1,170,900   $     15,000
                                        ==============================================

See accompanying notes.

                          Communications Central Inc.


                  Notes to Consolidated Financial Statements

                                 June 30, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Communications Central Inc. (the "Company") is an independent payphone and inmate phone operator operating in 41 states and the District of Columbia. Revenues from the operation of payphones and inmate phones are recorded based on equipment usage and from routing calls to operator service companies and long distance carriers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Communications Central of Georgia, Inc., InVision Telecom Inc. and Central Payphone Services, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OPERATING EQUIPMENT

Operating equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful life of the assets. The estimated useful life of all telecommunication equipment is 10 years. The Company capitalizes as part of the cost of the telecommunication equipment the cost of initial installation. Repairs and maintenance are expensed as incurred.

                          Communications Central Inc.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company derives a majority of its operating revenues from commercial customers in the United States and large long distance telecommunications companies. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. Credit losses relating to operator service company and long distance carrier accounts have consistently been within management's expectations.

INTANGIBLE ASSETS

Intangible assets consist of costs allocated to agreements not to compete, site license contracts relating to installed and acquired equipment, and goodwill, which represents the excess of the purchase price paid for acquired equipment over the fair value of the acquired equipment.

Amortization for agreements not to compete is computed using the straight-line method over the life of the agreements, ranging from 3 to 7 years. Accumulated amortization on agreements not to compete at June 30, 1996 and 1995 was approximately $1,019,000 and $717,000, respectively. In the case of the site licenses acquired in an acquisition, the estimated fair value of the site license is capitalized. Amortization for site license contracts is computed using the straight-line method over the estimated life of the contracts, ranging from 6 to 7 years. Accumulated amortization on site license contracts at June 30, 1996 and 1995 was approximately $2,683,000 and $1,724,000, respectively. Amortization for goodwill is computed using the straight-line method over lives of 15 and 40 years. Accumulated amortization on goodwill at June 30, 1996 and 1995 was approximately $2,298,000 and $911,000, respectively.

                          Communications Central Inc.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

An impairment loss of $14.2 million during the third quarter of fiscal 1996 was recognized in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Cash flows generation by payphones and inmate lines on an acquisition by acquisition basis was determined based on the Company's best estimate of future income and expenses including the impact of a continued reduction in operator service provider revenue as a result of "dial around." Where the sums of future undiscounted cash flows of these long-lived assets were less than their recorded book values, and impairment loss was recognized of approximately $12.4 million for related operating equipment and approximately $1.8 million for related intangible assets.

INCOME TAXES

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share is computed using the weighted average number of common and common equivalent shares (when they are dilutive) outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the initial public offering price of $12.00 per share during the twelve months immediately preceding the date of the filing of the Company's Registration Statement on Form S-1 relating to the Company's public offering, have been included in the calculation of common shares and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented prior to the closing of the initial public offering on December 16, 1993. All common share and per share data, except par value per share, have been retroactively adjusted to reflect the 1.7-for-1 stock split of the Company's Common Stock effective October 21, 1993.

                          Communications Central Inc.

Supplemental net income per share is calculated in same manner as pro forma earnings per share included in the Company's Registration Statement for its initial public offering pursuant to requirements of the Securities and Exchange Commission. Supplemental net income (loss) per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods assuming that certain events, which actually occurred effective with the Company's initial public offering on December 16, 1993, had occurred at the beginning of fiscal 1993, the period immediately preceding the initial public offering. These events include the conversion of Preferred Stock (redeemable and non-redeemable) into Common Stock, the conversion of $840,000 of debt into Common Stock, the issuance of Common Stock in connection with the exercise of warrants and the termination of the redemption feature of the warrants.

NEW ACCOUNTING PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in determining its net income. However, beginning in fiscal 1997, additional disclosures will be made about the estimated compensation expense under the method established by SFAS 123.

During 1996, the Company adopted the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." An impairment loss of certain long-lived assets was recognized in accordance with SFAS 121 as noted above.

RECLASSIFICATIONS

Certain changes in the presentation of the June 30, 1995 and 1994 amounts have been made to conform to the June 30, 1996 presentation.

                          Communications Central Inc.


2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short maturities of these instruments. The carrying amounts reported in the balance sheet for notes payable and long-term debt approximate fair values. Fair values for notes payable and long-term debt are estimated based on the present value of expected cash flows.

3. NOTES PAYABLE

                                                      JUNE 30,
                                                 1996        1995
                                             ------------------------
Unsecured notes payable to shareholders       $  8,333   $   170,833
Note payable                                    79,650     1,321,854
                                             ------------------------

                                                87,983     1,492,687
Less current portion                            87,983     1,217,021
                                             ------------------------
                                              $      -   $   275,666
                                             ========================

                          Communications Central Inc.

4. LONG-TERM DEBT

In July 1995, the Company entered into an agreement (the "1995 Loan") with a bank that amended and restated the terms of the previous agreement. The 1995 Loan contains affirmative and negative covenants including provisions for maintaining minimum consolidated net worth, interest coverage ratio, and fixed charge coverages. In addition, it provided that the Company could not declare or pay dividends and it restricted capital expenditures, indebtedness, third party guarantees and asset dispositions. The 1995 Loan permitted borrowings of up to $75,000,000. Interest is payable quarterly based upon a floating rate, as defined in the 1995 Loan. At June 30, 1996, the rates ranged from 8.48% to 8.57%. The Company paid a facility fee of $225,000 in December 1995 pursuant to the 1995 Loan.

In August 1996, the Company entered into an agreement that amended and restated the 1995 Loan (the "1996 Loan"). The agreement permits borrowing of up to $75,000,000. It requires a payment of $12,000,000 on or before July 1, 1997. The agreement is secured by essentially all the assets of the Company including the stock of its operating subsidiaries. The 1996 Loan further requires principal payments of $500,000 per month beginning January 1997 through the Loan's maturity in July 1999. In conjunction with the 1996 Loan, the Company incurred Loan origination costs of approximately $257,000. These costs, which include loan closing fees, legal and professional fees, are being amortized over the life of the 1996 Loan agreement. In addition, the bank received warrant agreements to purchase up to 225,000 common shares at a nominal price, of which warrants to purchase 50,000 common shares can be repurchased should the outstanding amount under the 1996 Loan be less then $47 million on November 30, 1996. The costs associated with these warrants will also be amortized over the life of the 1996 Loan.

The above terms were modified by a letter agreement dated October 8, 1996 reflected in Note 13 - Subsequent Events.

                          Communications Central Inc.

As a result of the letter agreement the aggregate maturities of long-term debt consists of the following:


     Year ending June 30,

          1997                    $ 3,000,000
          1998                     18,000,000
          1999                     52,197,389
                                -------------
                                  $73,197,389
                                =============



5. LEASE COMMITMENTS

The Company leases office space and certain equipment under operating leases. Total rent expense for the years ended June 30, 1996, 1995, and 1994 was approximately $587,000, $899,000, and $597,000, respectively.

Future minimum payments, by year and in the aggregate, under the noncancellable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1996:


     Year ending June 30,

          1997                     $1,016,902
          1998                        824,284
          1999                        451,553
          2000                              0
                                -------------
                                   $2,292,739
                                =============

                          Communications Central Inc.


6. PREFERRED STOCK

Upon the closing of the Company's initial public offering on December 16, 1993, all outstanding shares of Preferred Stock were converted into shares of Common Stock.

During 1990, the Company issued 28,125 shares of Series A Preferred Stock ("Series A") for $1,800,000. The Series A shares were converted into 381,834 shares of Common Stock upon the closing of the Company's initial public offering on December 16, 1993.

During 1991, the Company authorized 950,566 shares of Series B Redeemable Preferred Stock ("Series B"). On April 15, 1991, the Company issued 805,656 Series B Redeemable shares for $5,567,146 in cash, net of issuance costs of $434,991. Cumulative dividends accruing from April 15, 1991 through April 15, 1993 were paid in the form of a Series B preferred stock dividend. Cumulative dividends accruing from April 15, 1993 through October 1, 1994 were payable in the form of a Series E preferred stock dividend, which was paid through December 16, 1993. The Series B shares were automatically converted on a 1.7-for-1 basis into common shares upon the closing of the Company's initial public offering on December 16, 1993.

In April 1992, the Company issued a stock dividend to the holders of Series B Redeemable Preferred Stock which accrued from April 1991 in accordance with the shareholders' agreement. Based upon the required dividend of $.67 per share per annum and a conversion price of $7.45 per share, the Company issued 72,507 shares of Series B Redeemable Preferred Stock and transferred $621,204 from additional paid-in capital on Common Stock to increase Series B Redeemable Preferred Stock by $621,204.

During 1992, the Company authorized 155,000 shares of Series D Redeemable Preferred Stock ("Series D"). On June 18, 1992, the Company issued 139,254 Series D shares as partial consideration for assets acquired (see Note 8). Cumulative dividends accruing from June 18, 1992 through April 15, 1993 were paid in the form of a Series D preferred stock dividend. Cumulative dividends accruing from April 15, 1993 through October 1, 1994 were payable in the form of a Series E preferred stock dividend, which was paid through December 16, 1993. The Series D shares were automatically converted on a 1.7-for-1 basis into common shares upon the closing of the CompanyOs initial public offering on December 16, 1993.

                          Communications Central Inc.

On April 16, 1993, the Company issued 16,052 shares of Series D Redeemable Preferred Stock in conversion of $230,507 of a note payable to a shareholder.

During fiscal 1993, the Company authorized 235,000 shares of Series E Redeemable Preferred Stock ("Series E"). On April 16, 1993, the Company issued 139,276 Series E shares for $1,982,027 in cash, net of issuance costs of $17,976. Cumulative dividends accruing from April 16, 1993 through October 1, 1994 were payable in the form of a Series E Preferred Stock dividend, which was paid through December 16, 1993. The Series E shares were automatically converted 1.7-for-1 into common shares upon the closing of the Company's initial public offering on December 16, 1993.

In April 1993, the Company issued a stock dividend to the holders of Series B Redeemable Preferred Stock which accrued from April 1992 in accordance with the shareholders' agreement. The Company issued 72,507 shares of Series B Redeemable Preferred Stock and transferred $714,382 from current earnings to increase Series B Redeemable Preferred Stock by $714,382.

In April 1993, the Company issued a stock dividend to the holders of Series D Redeemable Preferred Stock which accrued from June 1992 in accordance with the shareholders' agreement. The Company issued 12,912 shares of Series D Redeemable Preferred Stock and transferred $208,400 from current earnings to increase Series D Redeemable Preferred Stock by $208,400.

At June 30, 1993, future redemption payments that would be required if all outstanding Series B, Series D, and Series E Redeemable Preferred Stock were redeemed amounted to approximately $32,000,000 at April 26, 1999. The redeemable preferred stock was recorded at fair value on the date of issuance less issue costs. The excess of the redemption value over the carrying value has been accreted by periodic charges to Common Stock Additional Paid In-Capital over the life of the issue. As noted above, all outstanding shares of Series B, Series D, and Series E Redeemable Preferred Stock were converted into common shares upon the closing of the CompanyOs initial public offering on December 16, 1993, at which time the accretion was discontinued.

                          Communications Central Inc.

In October 1993, the Company issued a stock dividend to the holders of the Series B, Series D, and Series E Redeemable Preferred Stock which accrued from April 1993 in accordance with the shareholders' agreement. The Company issued 22,869 shares of Series E Redeemable Preferred Stock and transferred $423,795 from current earnings to increase Series E Redeemable Preferred Stock by $423,795.

In December 1993, the Company issued a stock dividend to the holders of the Series B, Series D, and Series E Redeemable Preferred Stock which accrued from October 1993 in accordance with the shareholders' agreement. The Company issued 9,397 shares of Series E Redeemable Preferred Stock and transferred $191,700 from current earnings to increase Series E Redeemable Preferred Stock by $191,700.

7. COMMON STOCK

During fiscal 1992, the Board of Directors issued 348,500 options to purchase Common Stock at an exercise price of $1.18 per share. These options are exercisable and became fully vested upon consummation of the Company's initial public offering on December 16, 1993. The option holders exercised 172,000 of the vested options during fiscal 1995 and 176,500 of the vested options during fiscal 1996.

On December 16, 1993, the Company issued 1,900,000 shares of its Common Stock upon the closing of its initial public offering for $20,381,447 in cash, net of issuance costs of $2,418,553. Also upon consummation of the initial public offering, the following conversions were effected: (1) $840,000 of outstanding convertible notes payable to shareholders were converted into 99,443 shares of Common Stock (see Note 2); (2) the outstanding warrant to purchase Common Stock was partially exercised and converted into 79,047 shares of Common Stock (see below); (3) 1,290,430 shares of Redeemable Preferred Stock were converted into 2,193,731 shares of Common Stock (see Note 5); and (4) 28,125 shares of Preferred Stock were converted into 381,834 shares of Common Stock (see Note 5).

In January 1994, the Company issued 240,000 shares of its Common Stock upon the exercise of the underwriters' over-allotment option for $2,678,400 in cash, net of issuance costs of $201,600.

                          Communications Central Inc.

On February 28, 1994, the Company issued 78,571 shares of its Common Stock at a per share value of $14.50 as partial consideration for assets purchased from Paytel of America, Inc., as more fully described in Note 8.

On June 27, 1994, the Company issued 46,809 shares at a per share value of $11.75 as partial consideration for assets purchased from InVision, as more fully described in Note 8.

On June 30, 1995, the Company had reserved a total of 597,834 shares of Common Stock for future issuance upon exercise of the stock options.

In fiscal 1991, the Company issued stock purchase warrants to its bank to purchase up to 316,188 shares of Common Stock at an exercise price of $.01 per share, subject to adjustment in certain events. All of the warrants expire on May 1, 2001. The warrant holders had the right to put the warrants to the Company; however, termination of these put rights occurred automatically upon the closing of the Company's initial public offering on December 16, 1993, and the Company therefore transferred $1,204,117 from redeemable warrants to additional paid-in capital on Common Stock. Upon the closing of the Company's initial public offering, the warrant was partially exercised and converted into 79,247 shares of Common Stock (see above). During fiscal 1994, the warrant was further exercised and converted into an additional 10,114 shares of Common Stock. During fiscal 1995, 226,891 warrants were exercised and converted into an additional 226,891 shares of Common Stock. An additional 136 warrants were recovered, but not converted into Common Stock. At June 30, 1995, no warrants to purchase shares of Common Stock remained outstanding.

On October 19, 1993, the Board of Directors approved the establishment of the 1993 Stock Option Plan. The 1993 Stock Option Plan was amended and restated as of October 11, 1995 (the "1993 Plan") To increase the shares for issuance upon exercise of options granted to 850,000 shares. Options are to be granted at an exercise price per share that is not less than the fair market value on the date of the grant. All Options granted under the 1993 Plan must be exercised no later than the tenth anniversary of the date of the grant. During 1996, the Company repriced 65,000 options, with exercise prices which ranged from $11.88 to $15.00, to fair market value on the date of the repricing.

                          Communications Central Inc.

                                                         YEAR ENDED JUNE 30
                                                1996            1995            1994
                                         -------------------------------------------------
Outstanding, Beginning of year                 287,584         204,750               -
Granted                                        660,000         183,500         229,750
Exercised                                                       (8,333)              -
Canceled                                      (212,584)        (92,333)        (25,000)
                                         -------------------------------------------------
Outstanding, end of year                       735,000         287,584         204,750
                                         =================================================
Exercisable, end of the year                    46,999          46,166               -
                                         =================================================
Option price per share of outstanding
 shares                                      $4.50-$15.00   $11.88-$15.00   $11.88-$12.75
                                         =================================================
Available for Grant                            106,667           4,083          42,950
                                         =================================================

On October 19, 1993, the Board of Directors established the Stock Option Plan for Directors (the "Directors' Plan"), which provides for the grant of non-qualified stock options to purchase up to 50,000 shares of Common Stock to directors who are not also employees of the Company. Under the Directors' Plan, eligible directors may elect to receive stock options in lieu of annual director compensation. The option exercise price is defined as 50% of the fair market value of a share on the date of grant. During fiscal 1995, 7,997 options have been granted under the Directors' Plan. On the date of the grant of options under the Directors' Plan at less than fair market value, the Company will, to the extent compensation expense has not already been recorded, recognize compensation expense ratably over the vesting period in an amount equal to the difference between the fair market value on the date of grant and the option exercise price.

                         Communications Central Inc.


8. INCOME TAXES

The components of income tax expense are as follows:

                                YEAR ENDED JUNE 30
                            1996       1995       1994
                        -----------------------------------
          Current:
          Federal          $78,352  $1,127,896  $154,581
          State                  -           -         -
                        -----------------------------------
                            78,352   1,127,896   154,581
          Deferred:
          Federal                -           -   255,498
          State                  -           -    44,000
                        -----------------------------------
                           $78,352  $1,127,896  $454,079
                        ===================================

At June 30, 1996, the Company had net operating loss carryforwards ("NOLs") of approximately $25.7 million for federal income tax purposes. These NOLs expire in varying amounts beginning in 2002 as follows:

          Year ended June 30,
                 2002                $   185,000
                 2003                    944,000
                 2004                  3,475,000
                 2005                  2,052,000
                 2006                    889,000
                 2007                  2,735,000
                 2008                  2,285,000
                 2009                    579,000
                 2010                    806,000
                 2011                 11,751,000
                                   ---------------
                                     $25,701,000
                                   ===============

Section 382 of the Internal Revenue Code, as amended ("Section 382"), limits the amount of federal taxable income that may be offset by the preexisting NOL's of a corporation following a change in ownership ("Ownership Change") of the corporation. Approximately 12.9 million of the Company's NOL's are currently subject to limitation under Section 382 because the Company experienced an Ownership Change in fiscal 1991 due to the issuance of convertible preferred stock and in fiscal 1994 due to the issuance of Common Stock in the Company's initial public offering. Based upon the Ownership Change that occurred in fiscal 1991 and 1994, the Company has estimated the NOL's subject to the Section 382 limitation will not exceed $469,000 per year. The remaining NOL of 12.8 million can offset future taxable income without limitation.

                          Communications Central Inc.

Income tax expense differs from the amount computed by applying the statutory Federal income tax rates for the following reasons:


                                                    YEAR ENDED JUNE 30
                                              1996         1995         1994
                                         ---------------------------------------
Income tax expense at statutory federal
 income tax rate applied to income
 before income taxes                      $(6,075,169)  $1,462,105   $1,099,327
Increase (decrease) resulting from:
 State tax expense, less federl tax
  benefit                                    (626,339)     192,870      286,456
 Change in valuation allowance              6,694,557     (612,903)    (939,914)
 Permanent differences                         85,303       85,824        8,210
 Extraordinary item                                --           --      483,721
                                        ---------------------------------------
                                          $    78,352   $1,127,896   $  937,800
                                        =======================================

                          Communications Central Inc.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        JUNE 30
                                                   1996         1995
                                              -----------------------------
Deferred tax assets:
 Net operating loss carryforwards               $ 9,766,394  $5,301,131
 Reserves and vacation pay                        1,212,897   1,286,716
 AMT credit                                       1,117,135   1,117,135
 Book over tax                                    5,126,872           -
                                              -----------------------------
 Gross deferred tax assets                       17,223,298   7,704,982
 Valuation allowance                              7,662,639     968,082
                                              -----------------------------
Total deferred tax assets                         9,560,659   6,736,900

Deferred tax liabilities:
 Tax over book depreciation                       8,601,976   5,957,158
 Deferred bonus expense                             958,683     779,742
                                              -----------------------------
 Total deferred tax liabilities                   9,560,659   6,736,900
                                              -----------------------------
Net deferred tax balance                        $        --  $       --
                                              =============================

                          Communications Central Inc.


9. ACQUISITIONS

During the years ended June 30, 1995 and 1994 the Company acquired certain assets of various independent payphone and inmate phone operators including:

                                                                                             AMOUNT
                                                                                          ALLOCATED TO
                                                                      PURCHASE            INTANGIBLES
     ACQUISITION DATE                  SELLING COMPANY                 PRICE                ACQUIRED
----------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1995:
     July 1994               Pay-Tel of Illinois                     $ 4,162,000           $   778,000
     July 1994               InVision Telecommunications, Inc.         4,246,000             3,770,000
     August 1994             Pay Phones Plus, Inc.                     5,899,000             3,358,000
     November 1994           Telso, Inc.                              12,590,000             7,303,000
     April 1995              Robert Cefail & Associates               18,905,000            13,025,000

YEAR ENDED JUNE 30, 1994:
     July 1993               Public Access, Inc.                       5,750,000               550,000
     February 1994           Pay-Tel of America, Inc.                 11,303,000             9,129,000
     March 1994              Southnet Communications Corporation       1,650,000               485,000
     May 1994                American Paytel, Inc.                     3,312,000               582,000
     June 1994               Pay Telephone of Pennsylvania, Inc.       1,105,000               586,000

The purchase method of accounting was used to record each of the above acquisitions. Accordingly, the purchase price was allocated to the assets acquired based on estimated fair values at the purchase dates. Operating results for the respective companies have been included in the Company's results of operations from the respective purchase dates. The following represents the unaudited pro forma results of operations for the years ended June 30, 1995, 1994, assuming the above acquisitions has occurred at the beginning of the year preceding the year of acquisition:

                                         YEAR ENDED JUNE 30
                                        1995           1994
                                   -----------------------------
Net revenues                        $104,929,000  $96,546,000
Income before extraordinary item       9,158,000   12,177,000
Net Income                             9,158,000   11,388,000
Net income per share                        1.51         2.26

                          Communications Central Inc.


10.  EMPLOYEE SAVINGS PLAN

Effective January 1, 1993, the company formed a contributory savings plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all of its employees. The company matches 50% of employee contributions to a maximum of 6% of employee earnings each Plan year. Company contributions to the Plan were approximately $84,000 and $84,000 for the years ended June 30, 1996 and 1995, respectively.

11. CONTINGENCIES

The Company is from time to time subject to claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such pending matters will not have a material effect on the Company's financial position.

12. RELATED PARTIES

During the years ended June 30, 1995 and 1994 the Company paid consulting fees ranging from approximately $25,000 to $40,000 per year to a shareholder which also holds a position on the Board of Directors of the Company.

13. SUBSEQUENT EVENTS

On October 8, 1996, the Company's lender agreed to amend the 1996 Credit Agreement to extend the maturity of the $12,000,000 payment due on November 30, 1996 to July 1, 1997, and to adjust the financial covenants accordingly. In consideration, the Company agreed to issue to its lender warrants to purchase 75,000 shares of Common Stock at a nominal price. Its lender now holds warrants to purchase 225,000 common shares at a nominal price with the Company having the option to repurchase warrants for 50,000 shares should the outstanding balance on the 1996 Loan be less than $47.5 million on November 30, 1996. The Company still plans to raise capital during fiscal 1997, but its plans have been delayed due to the length of time for the FCC to issue rules with regard to the Telecommunications Act of 1996.

On September 20, 1996 the FCC adopted Docket Nos. 96-128 and 91-35, "Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996". The order adopts regulations designed to provide fair compensation for all payphone providers. The company is in the process of analyzing this complex ruling.