Form 10-K/A
period 1996-06-30
COMMUNICATIONS CENTRAL INC
filed 1996-10-25
CIK 914249

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         FORM 10-K/A AMENDMENT NO. 1*

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE PAID PREVIOUSLY]
    For the fiscal year ended June 30, 1996.
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from __________ to __________

                       Commission File Number:  0-22730
                                                -------

                          COMMUNICATIONS CENTRAL INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

       GEORGIA                                     58-1804173
       -------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1150 NORTHMEADOW PARKWAY, SUITE 118, ROSWELL, GEORGIA           30076
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 19, 1996: $43,517,121.25.

     Number of shares of Common Stock outstanding as of September 19, 1996:
6,054,556.

* The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Report") of Communications Central Inc, ("CCI or the "Company") is to amend the Report to Add Items 10-13.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     DIRECTORS

     The Board of Directors currently consists of Robert C. Fisher, Jr., Paul R. Griffiths, Rodger L. Johnson, Richard W. Oliver, Peter A. Schober and Ronald C. Warrington. The terms of each member of the Company's Board of Directors expire upon the election and qualification of the directors that will be elected at the 1996 Annual Meeting of Shareholders (the "Annual Meeting"). All members of the current Board of Directors have been nominated for election to the Board of Directors at the Annual Meeting, each to serve until the 1997 annual meeting of shareholders and until their successors are duly elected and qualified.

     Set forth below is certain information furnished to the Company by each director.

ROBERT C. FISHER, JR.
Age:  37

Robert C. Fisher, Jr. has served as a director of the Company since April 1991. In February 1985, Mr. Fisher joined Massey Burch Investment Group, Inc., a Nashville, Tennessee based venture capital firm, and served as an officer of that firm from July 1987 to July 1995. Since July 1995, Mr. Fisher has served as the Chief Operating Officer of Corporate Supply Network, Inc., a company that operates a network linking office supply dealers and manufacturers. Mr. Fisher also serves on the board of directors of PMT Services, Inc., a publicly-held credit card payment processor.

PAUL R. GRIFFITHS
Age:  43

Paul R. Griffiths has served as a director of the Company since October 1993.
He is a director of J. Rothschild Capital Management Limited, having joined that firm in October 1992. J. Rothschild Capital Management Limited is the investment manager of RIT Capital Partners plc, one of the Company's principal shareholders. Prior to serving in that position, Mr. Griffiths was a director of Baring Capital Investors Limited, the advisor to a series of partnerships investing primarily in Western Europe, from December 1989 to March 1992. From May 1983 to December 1989, Mr. Griffiths was an investment executive with 3i Group plc, a British venture capital company.

RODGER L. JOHNSON
Age:  48

Rodger L. Johnson was named as the Company's President and Chief Executive Officer and appointed to the Board of Directors on November 6, 1995. Prior to joining the Company, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of Infomed Systems, Inc., a publicly-held medical software manufacturer. Mr. Johnson will retain his positions and continue to serve both JKC Holdings, Inc. and Infomed Systems, Inc. in a more limited management capacity for the immediately foreseeable future. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Brock Control Systems, Inc., a publicly-held sales and marketing software provider.

RICHARD W. OLIVER
Age:  50

Richard W. Oliver has served as a director of the Company since October 1993 and served as the Company's Interim Chief Executive Officer from May 1995 to August 1995. Since January 1992, Mr. Oliver has been a Professor of Management at the Owen Graduate School of Management, Vanderbilt University, Nashville, Tennessee. From May 1976 to January 1992, Mr. Oliver served in a series of marketing capacities with Northern Telecom, including Vice President, Business and Residential Services, Vice President, Corporate Marketing and as a special assistant to the Chairman and Chief Executive Officer. Mr. Oliver serves on the boards of directors of Applied Innovations Inc., Comptronix, Inc. and First Union National Bank of Tennessee.

PETER A. SCHOBER
Age:  37

Peter A. Schober has served as a director of the Company since April 1991 and served as the Company's Interim Chief Executive Officer from September 1995 to November 6, 1995. Mr. Schober is a founding General Partner of MVP Ventures, which was formed in January 1989. MVP Ventures is a venture capital firm with a focus on companies in the information technology field, including the wireless and services sectors. From September 1986 to December 1988, Mr. Schober was an associate with TVM Techno Venture Management, a technology-oriented venture capital firm with offices in Munich, Germany and Boston, Massachusetts.

RONALD C. WARRINGTON
Age:  37

Ronald C. Warrington has served as a director of the Company since October 1993. Since June 1995, Mr. Warrington has been a principal of New Health Ventures, an affiliate of Blue Cross/Blue Shield of Massachusetts that makes investments in technology-based companies in the healthcare industry. From August 1993 to June 1995, Mr. Warrington was a consultant for CSC/Index, a consulting firm with top tier clients in telecommunications and other industries. Previously Mr. Warrington served as President and Chief Operating Officer of United States Public Communications, Inc., whose assets were acquired by the Company in 1992. From 1987 to 1991, Mr. Warrington was President of Warrington Development Corporation, a private investment and development firm. From 1983 to 1987, Mr. Warrington served in various positions for the Chase Manhattan Bank, New York, New York.


EXECUTIVE OFFICERS

The executive officers of the Company serve at the discretion of the Board of Directors and presently include Mr. Johnson, Robert E. Bowling, C. Douglas McKeever, Anthony J. Palermo and Barry E. Selvidge. Set forth below is certain information furnished by each of Messrs. Bowling, McKeever, Palermo and Selvidge. See "Director Nominee Biographical Information" for information about Mr. Johnson.

ROBERT E. BOWLING
Age: 39

Robert E. Bowling serves as the Company's Vice President, Operations and General Manager InVision. Mr. Bowling has been with the Company since August, 1994 and has been involved in the telecommunications industry since 1975. Prior to joining the Company, Mr. Bowling served as the Vice President of Operations for Americall Systems and also held positions with Contel of Kentucky and Advanced Telecommunications Corporation. Mr. Bowling's experience includes network design, planning and management and switching operations.

C. DOUGLAS McKEEVER
Age:  51

C. Douglas McKeever serves as the Company's Vice President, Finance. Prior to joining the Company, Mr. McKeever's career encompassed various financial positions, including more than 20 years with NationsBank of Georgia, N.A., where he served as the Senior Vice President Commercial Lending and directed the bank's Technology Financing Group. From February 1994 through November 1995, Mr. McKeever served as the Internal Financial Officer of Harry's Farmers Market. Mr. McKeever also served as the Chairman of the Finance Committee and as a Board Member of Scitrek from 1989 through 1991.

ANTHONY J. PALERMO
Age:  42

Anthony J. Palermo serves as the Company's Vice President of Sales and Marketing. Prior to joining the Company, Mr. Palermo served as the Managing Partner of Interactive Advisory Corporation from November 1994 to December 1995. From February 1989 to November 1994, Mr. Palermo served in various capacities at Brock Control Systems, Inc., including Chief Operating Officer, Executive Vice President, Services, and Vice President, Sales and Marketing. From May 1985 to February 1989, Mr. Palermo served as the Vice President, Marketing for Interactive Financial Services, Inc.


BARRY E. SELVIDGE
Age:  38

Barry E. Selvidge served as the Company's General Counsel from August 1991 to December 1993 and has served as Vice President, Regulatory Affairs and General Counsel since December 1993. In July 1995, he was named the Company's Secretary. From January 1989 to August 1991, he was a member of the law firm of Messer, Vickers, Caparello, French, Madsen & Lewis of Tallahassee, Florida, where he practiced administrative and appellate law and represented the American Public Communications Council ("APCC"), the Florida Pay Telephone Association and various other telecommunications clients. The APCC is an organization, of which CCI is a member, that is comprised of companies that manufacture, sell and manage payphone products and services in competition with the LECs. In August 1995, Mr. Selvidge was named Chairman of the Board of Directors of the APCC. Mr. Selvidge also founded, and from 1986 to 1988 served in various executive capacities with, "Payphone Exchange" magazine, which covered the public communications market.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, Messrs. Johnson, Mckeever, Palermo, Wages and Bowling filed late Form 3 reports disclosing their initial statement of beneficial ownership covering the grant of stock options and covering the ownership of Common Stock and Mr. Selvidge filed late a Form 4 report covering the repricing of certain stock options. Other than these late reports, to the Company's knowledge, based on a review of the stock ownership records of the Company and other representations, the Company's directors, executive officers and greater than 10% shareholders complied during fiscal 1996 with all applicable Section 16(a) filing requirements. The Company has recently instituted new reporting procedures in an effort to ensure that its directors and executive officers satisfy all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------
                     TABLE I - SUMMARY COMPENSATION TABLE

     The following table sets forth certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer during the fiscal 1996 and the executive officers other than the Chief Executive Officers who earned more than $100,000 during fiscal 1996 and were serving at the end of fiscal 1996. Such executive officers are hereinafter referred to as the Company's "Named Executive Officers."

                                                                            LONG TERM
                                                                          COMPENSATION
                                             ANNUAL COMPENSATION             AWARDS
                                     -----------------------------------  -------------
                                                                           SECURITIES
                                                                           UNDERLYING      ALL OTHER
                                     FISCAL    SALARY         BONUS       OPTIONS/SARS   COMPENSATION
NAME AND POSITION                     YEAR       ($)           ($)             (#)            ($)
-----------------------------------  ------  -----------  --------------  -------------  -------------
RODGER L. JOHNSON                      1996     152,000              --        500,000/1/       2,010/2/
  President and Chief
  Executive Officer
RICHARD W. OLIVER /3/                  1996      75,000          25,000          4,972             --
  Interim Chief Executive Officer      1995      28,030          25,000          1,693             --
                                       1994          --              --         16,197             --
PETER A. SCHOBER /4/                   1996          --              --          6,810         50,000/5/
  Interim Chief Executive Officer      1995          --              --          1,423             --
                                       1994          --              --          1,423             --
R. WARREN OLDHAM                       1996     105,507/6/           --             --             --
  Vice President - Sales               1995     173,266/6/           --          7,000             --
                                       1994     134,500/6/       12,000         10,000             --

----------

/1/ The options granted to Mr. Johnson vest as to 74,999 shares on November 6, 1996 and vest as to 225,001 shares in monthly increments beginning on December 1, 1996 and continuing through November 1, 1999. The option vest as to the remaining 200,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000 if Mr. Johnson is still employed by the Company. The Option terminates on November 6, 2005 or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Johnson's retirement from the Company or his death, respectively.

/2/  Represents payment for a life insurance policy on behalf of Mr. Johnson.

/3/ Mr. Oliver served as the Company's Interim Chief Executive Officer at the beginning of fiscal 1996 (through July 28, 1996). Because he served in such capacity during fiscal 1996, he is required to be shown in the table above.

/4/ Mr. Schober served as the Company's Interim Chief Executive Officer from July 29, 1996 through November 6, 1996. Because he served in such capacity during fiscal 1996, he is required to be shown in the table above.

/5/ Represents compensation for services rendered on behalf of the Company, related to the recruitment of the Company's Chief Executive Officer.

/6/ Includes sales commissions in the amounts of $43,174, $93,266 and $54,500 earned in fiscal 1996, 1995 and 1994, respectively. Mr. Oldham's employment with the Company ended on April 15, 1996.

                    TABLE II - OPTION GRANTS IN FISCAL 1996

     The following table presents information regarding options to purchase shares of the Company's Common Stock granted to the Company's Named Executive Officers during fiscal 1996. The Company has no outstanding stock appreciation rights ("SARs"). In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.

                                                                 Potential Realizable
                          Individual Grants                    Value at Assumed Annual
               -----------------------------------              Rates of Stock Price
                 No. of    % of Total                           Appreciation for the
               Securities    Options     Exercise                  Option Term
               Underlying  Granted to    or Base                -----------------------
                Options     Employees     Price     Expiration      5%          10%
    Name        Granted    During Year   ($/Share)     Date        ($)          ($)
-------------  ----------  -----------   --------   ----------  -----------  ----------
Mr. Johnson     500,000/1/          76%     $6.50     11/06/05    5,293,908   8,429,663
Mr. Oliver        4,972/2/         /3/      $4.63      7/01/05       37,498      59,709
Mr. Schober       6,810/2/         /3/      $4.63      7/01/05       51,360      81,782
Mr. Oldham        N/A          N/A         N/A         N/A          N/A         N/A

----------
/1/ The options granted to Mr. Johnson vest as to 74,999 shares on November 6, 1996 and vests as to 225,001 shares in monthly increments beginning on December 1, 1996 and continuing through November 1, 1999. The option vests as to the remaining 200,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000 if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005 or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. Johnson's retirement from the Company or his death, respectively.

/2/  All of these options were fully exercisable on July 1, 1996.

/3/ All of the options granted to Mr. Oliver and Mr. Schober were granted to them in their capacity as a director pursuant to elections made by Mr. Oliver and Mr. Schober to receive compensation for services as a director in stock options instead of cash pursuant to the Communications Central Inc. Stock Option Plan for Directors. Because such options were granted for services as a director, they are not shown as a percentage of the options granted as compensation to employees.

          TABLE III - AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND
                  YEAR-END OPTION VALUES FOR SUCH FISCAL YEAR

     The following table presents information regarding options exercised for shares of the Company's Common Stock during fiscal 1996 and the value of in the money unexercised options held at June 30, 1996. The Company had no SARs outstanding during fiscal 1996.

                                                                          NUMBER OF                VALUE OF UNEXERCISED
                                                                         UNEXERCISED               IN-THE-MONEY OPTIONS
                                                                          OPTIONS AT                   AT YEAR-END
                             SHARES ACQUIRED                            YEAR-END (#)/1/                  ($)/2/
                               ON EXERCISE     VALUE REALIZED   ------------------------------   --------------------------
     NAME                          (#)              ($)           EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
------------                ----------------   --------------   ---------------  -------------   -----------  -------------
Mr. Johnson                         0              $0.00                   0         500,000/3/   $        0    $625,000.00
Mr. Oliver                          0              $0.00              22,862               0      $71,329.44    $         0
Mr. Schober                         0              $0.00               9,656               0      $30,126.72    $         0
Mr. Oldham                          0              $0.00                   0               0      $        0    $         0

----------
/1/ Includes options granted prior to fiscal 1996.

/2/ The value of unexercised in-the-money options at June 30, 1996 is calculated as follows: [(Per Share Closing Sale Price on June 30, 1996) - (Per Share Exercise Price)] x Number of Shares Subject to Unexercised Options. The closing sale price reported by the NASDAQ National Market of the Company's Common Stock for June 30, 1996 was $7.75 per share.

/3/ The options granted to Mr. Johnson vest as to 74,999 shares on November 6, 1996 and vests as to 225,001 shares in monthly increments beginning on December 1, 1996 and continuing through November 1, 1999. The option vests as to the remaining 200,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000 if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005 or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. Johnson's retirement from the Company or his death, respectively.

     DIRECTOR COMPENSATION

     During fiscal 1996, all directors of the Company except Mr. Johnson were considered non-employee directors and received an annual retainer of $12,000, a fee of $3,000 for each day on which they attended a Board meeting in person and $500 for each committee or telephonic Board meeting participated in. All directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings. During fiscal 1994, 1995 and 1996, the Company had implemented the Communications Central Inc. Stock Option Plan for Directors (the "Directors Plan") that permitted non-employee directors to elect to receive their annual director compensation in the form of cash or options to purchase shares of Common Stock of the Company at an exercise price equal to 50% of the current fair market value of a share. The Directors Plan was terminated by the Board of Directors effective for fiscal year beginning July 1, 1996.

     EMPLOYMENT AGREEMENT

     On November 6, 1995, Communications Central of Georgia, Inc. ("CCG"), a wholly-owned subsidiary of the Company entered into an Employment Agreement with Mr. Johnson pursuant to which Mr. Johnson serves as the President and Chief Executive Officer of CCG and the Company. The Employment Agreement provides that Mr. Johnson will serve for a period of two years, with automatic successive one year renewal periods thereafter unless the Employment Agreement is terminated by CCG or Mr. Johnson. Mr. Johnson receives a base salary of $228,000 per year, subject to periodic increases at the discretion of the Compensation Committee of the Board of Directors, and will be eligible to receive an annual bonus equal to a percentage of his base salary. The Employment Agreement may be terminated by CCG at any time for cause or for any reason upon 60 days prior written notice. Mr. Johnson may terminate the Employment Agreement at any time if his health should become seriously impaired or for any reason upon 60 days prior written notice.

     In connection with the execution of the Employment Agreement described above, the Company entered into a Stock Option Agreement dated as of November 6, 1995 with Mr. Johnson pursuant to which Mr. Johnson was granted an option to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $6.50 per share. The option vests as to 74,999 shares on November 6, 1996 and vest as to 225,001 shares in monthly increments beginning on December 1, 1996 and continuing through November 1, 1999. The option vests as to the remaining 200,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000 if Mr. Johnson is still employed by CCG. The option terminates on November 6, 2005 or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. Johnson's retirement from the Company or his death, respectively.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of the Company. During fiscal 1996, no executive officer of the Company served as a member of the board of directors of another entity, one of whose executive officers served on the Company's Board of Directors during that year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) the directors and director nominees of the Company, (iii) the executive officers named in the Summary Compensation Table included elsewhere herein and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes below, such information is provided as of September 25, 1996. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.




                                                              AMOUNT AND
            NAME OF                                      NATURE OF BENEFICIAL    PERCENT OF
       BENEFICIAL OWNER                                        OWNERSHIP           CLASS
       ----------------                                  --------------------    -----------
RIT Capital Partners plc /1/..................................  981,880            16.2%
Entities affiliated with MVP Ventures Group /2/...............  432,661             7.2%
Entities affiliated with Massey Burch
  Capital Corp. /3/...........................................  317,977             5.3%
Robert C. Fisher, Jr./4/......................................    9,748              *
Paul R. Griffiths /5/.........................................        0              *
Richard W. Oliver /6/.........................................   24,862              *
Peter A. Schober /7/..........................................    9,656              *
Ronald C. Warrington /8/......................................   24,398              *
Rodger L. Johnson /9/.........................................   74,998              *
R. Warren Oldham .............................................        0              *
All current directors, director nominees and
  current executive officers as a group (10 persons)..........  176,334             2.9%

----------

/1/ The business address of RIT Capital Partners Plc is 27 St. James's Place,
    London, England SWIA INR.

/2/ The business address of MVP Ventures Group ("MVP") and related entities is 45 Milk Street, Boston, Massachusetts 02109. Entities whose shares are included with MVP's shares above include: (i) Chestnut III Ltd. Partnership (54,997 shares held of record); (ii) Chestnut Capital International III (73,177 shares held of record); (iii) Late Stage Fund 1990 Limited Partnership (218,856 shares held of record); (iv) Late Stage Fund 1991 Limited Partnership (84,787 shares held of record); and (v) MVP Investors Limited Partnership (844 shares held of record).

/3/ The business address of Massey Burch Capital Corp. ("Massey Burch") and related entities is 310 25th Avenue North, #103, Nashville, Tennessee 37203. Persons and entities whose shares are included with Massey Burch's shares above include: (i) Central Confederate Venture Fund Limited Partnership (17,977 shares beneficially owned); and (ii) The Southern Venture Fund Limited Partnership (300,000 shares beneficially owned). Certain investment management services with respect to the foregoing investment partnerships are also provided by Massey Burch Capital Corp., the principals of which are Donald M. Johnston, William F. Earthman, III, Benjamin H. Gray, J. Donald McLemore, Jr. and Lucius E. Burch, IV. Accordingly, the foregoing named principals and Massey Burch Capital Corp. may be deemed to be the beneficial owners of shares owned by each of the foregoing investment partnerships.

/4/ All of the shares listed for Mr. Fisher represent shares subject to currently exercisable options.

/5/ Shares beneficially owned by Mr. Griffiths do not include 981,880 shares beneficially owned by RIT Capital Partners plc. Mr. Griffiths is a director of the investment manager of RIT Capital Partners plc. While Mr. Griffiths may be deemed to be an "affiliate" of RIT Capital Partners plc, he disclaims beneficial ownership of such shares.

/6/ Shares beneficially owned by Mr. Oliver include 2,000 shares owned by him directly and 18,152 shares subject to currently exercisable options.

/7/ Shares beneficially owned by Mr. Schober include 844 shares beneficially owned by MVP I Investors Limited Partnership, a limited partnership affiliated with MVP, of which Mr. Schober is a principal, and 2,732 shares subject to currently exercisable options. While Mr. Schober may be deemed to be an "affiliate" of MVP, he disclaims beneficial ownership of such shares.

/8/ All of the shares listed for Mr. Warrington represent shares subject to currently exercisable options.

/9/ All of the shares listed for Mr. Johnson are exercisable within 60 days.
    Additional shares will vest beginning December 1, 1996. See "Employment Agreement."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     See Item 11 "Executive Compensation - Compensation Committee Interlocks and Insider Participation" herein.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Communications Central Inc.

                              Date: October 25, 1996
                                    -------------------------------

                              By: /s/ Rodger L. Johnson
                                  ---------------------------------
                                      Rodger L. Johnson
                                      Chief Executive Officer