Form 10-Q
period 1996-09-30
COMMUNICATIONS CENTRAL INC
filed 1996-11-14
CIK 914249

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996
                               ---------------------------------
                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   ------------------

Commission File Number                            0 - 22730
                       -----------------------------------------------

                          Communications Central Inc.
            (Exact name of registrant as specified in its charter)

             Georgia                                   58-1804173
-------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation of organization)                   Identification No.)

1150 Northmeadow Pkwy., Suite 118, Roswell, Georgia     30076
---------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                (770) 442-7300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  x   No
                                        ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 6,054,556 shares of Common Stock outstanding as of November 1, 1996.

                          COMMUNICATIONS CENTRAL INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                           Page
                                                                           ----

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
-------   --------------------------------

          Consolidated Balance Sheets - September 30,
          1996 and June 30, 1996                                          3 - 4

          Consolidated Statements of Income - Three Months Ended
          September 30, 1996 and 1995                                         5


          Consolidated Statements of Cash Flows -Three Months Ended
          September 30, 1996 and 1995                                         6



          Note to Consolidated Financial Statements - September 30, 1996      7



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS                                      8 - 12
          -------------------------




                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES                                              13
------    ---------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              13 - 15
-------   --------------------------------




                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          COMMUNICATIONS CENTRAL INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     September 30,     June 30,
                                                                         1996            1996
                                                                     -------------   ------------
                                                                      (Unaudited)       (Note)
ASSETS
Current assets:
  Cash.............................................................  $  2,084,005    $  2,266,327
  Accounts receivable, less allowance for doubtful accounts
   of $1,836,000 and $2,140,000 at September 30, 1996 and
   June 30, 1996, respectively.....................................    10,881,849      10,612,382
  Prepaid expenses.................................................       854,274         707,699
  Other current assets.............................................       882,343         870,815
                                                                     ------------    ------------
     Total current assets..........................................    14,702,471      14,457,223

Operating equipment:
  Telecommunications equipment....................................     73,787,222      73,262,895
  Uninstalled equipment...........................................      1,498,748       1,437,637
                                                                     ------------    ------------
                                                                       75,285,970      74,700,532

  Less accumulated depreciation and amortization..................    (31,479,453)    (29,922,368)
                                                                     ------------    ------------
                                                                       43,806,517      44,778,164

Leasehold improvements and office furniture and equipment,
 net of accumulated depreciation and amortization of
 approximately $2,408,000 and $2,162,000 at September 30, 1996
 and June 30, 1996, respectively..................................      1,462,883       1,595,312

Deferred loan costs, net of accumulated amortization of $338,000 and $243,000 at September 30, 1996 and June 30, 1996,
 respectively.....................................................        348,268         260,153

Intangible assets:
  Site license contracts, net.....................................      7,083,764       7,053,568
  Agreements not to compete, net..................................        964,741       1,046,450
  Goodwill, net...................................................     36,229,918      36,555,441
Other assets, net.................................................      5,831,333       3,981,292
                                                                     ------------    ------------
     Total assets.................................................   $110,429,895    $109,727,603
                                                                     ============    ============

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements of Communications Central Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See note to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
                          CONSOLIDATED BALANCE SHEETS



                                                            SEPTEMBER 30,      JUNE 30,
                                                                1996            1996
                                                            -------------   -------------
                                                              (Unaudited)        (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable to shareholders.......... $        --     $      8,333
  Current portion of notes payable..........................       48,933          79,650
  Accounts payable..........................................    3,692,716       3,324,204
  Accrued expenses..........................................    2,249,848       2,878,447
  Current portion of long term debt.........................   16,500,000       3,000,000
  Accrued commissions.......................................    2,266,882       2,637,010
  Accrued interest..........................................      621,110         634,295
  Accrued compensation......................................      105,713         102,351
  Accrued income taxes payable..............................      328,984         328,984
                                                             ------------    ------------

  Total current liabilities.................................   25,814,186      12,993,274

Long-term debt..............................................   56,697,389      70,197,389

Shareholders' equity:
Common Stock, $.01 par value
  Authorized shares - 50,000,000: issued and outstanding
  shares - 6,054,556 at September 30, 1996 and
  6,054,556 at June 30, 1996................................       60,545          60,545
Additional paid-in capital..................................   51,445,508      50,067,385
Accumulated deficit.........................................  (23,587,733)    (23,590,990)
                                                             ------------    ------------

Total shareholders' equity..................................   27,918,320      26,536,940
                                                             ------------    ------------

Total liabilities and shareholders' equity.................. $110,429,895    $109,727,603
                                                             ============    ============

See note to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ------------------------
                                                    1996         1995
                                                 -----------  -----------
REVENUES:
 Coin calls....................................  $ 9,335,378  $ 9,299,256
 Non-coin calls................................   16,833,061   17,125,508
 Other.........................................      623,619    1,011,564
                                                 -----------  -----------
    TOTAL REVENUES                                26,792,058   27,436,328

COST AND EXPENSES:
 Line access charges...........................    7,962,685    9,518,605
 Commissions...................................    5,455,151    5,812,700
 Bad debt expense..............................    2,830,127    1,837,781
 Service and collection........................    4,114,239    3,830,662
 Selling, general and   administrative.........    1,820,989      841,964
 Depreciation and amortization.................    2,956,326    3,058,666
                                                 -----------  -----------
    TOTAL COST AND EXPENSE                        25,139,517   24,900,378
                                                 -----------  -----------

Operating income...............................    1,652,541    2,535,950

Interest expense...............................    1,649,286    1,520,965
                                                 -----------  -----------

Income before income tax expense...............        3,255    1,014,985

Income tax expense.............................           --      253,746
                                                 -----------  -----------

Net income.....................................  $     3,255  $   761,239
                                                 ===========  ===========

Net income per share...........................  $      0.00  $      0.13
                                                 ===========  ===========

Weighted average number of shares outstanding..    6,276,840    6,039,808
                                                 ===========  ===========

See note to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         1996                 1995
                                                                      -----------          -----------
OPERATING ACTIVITIES
Net income........................................................... $     3,255          $   761,239
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization....................................   3,072,360            3,058,666
    Changes in operating assets and liabilities:
      Accounts receivable............................................    (269,467)             214,412
      Prepaid expenses, other current assets and other assets........    (848,467)          (1,007,214)
      Accounts payable and other accrued expenses....................    (666,590)             (26,248)
                                                                      -----------          -----------
Net cash provided by operating activities............................   1,291,091            3,000,855

INVESTING ACTIVITIES

Purchases of telecommunications equipment, leasehold improvements,
  office furniture and equipment.....................................    (715,616)          (1,674,738)
Acquisitions of telecommunications equipment, site licenses,
  agreements not to compete and goodwill.............................     (27,526)            (462,000)
Additions to site licenses, net......................................    (537,956)            (466,801)
                                                                      -----------          -----------
Net cash used in investing activities................................  (1,278,097)          (2,603,539)

FINANCING ACTIVITIES
Payments on notes payable............................................     (12,500)             (50,000)
Payment of loan origination cost.....................................    (182,816)                  --
Proceeds from long-term debt.........................................          --              500,000
Issuance of Common Stock.............................................          --              208,270
                                                                      -----------          -----------
Net cash provided by financing activities............................    (195,316)             658,270
                                                                      -----------          -----------
Increase (decrease) in cash..........................................    (182,323)           1,055,586
Cash at beginning of period..........................................   2,266,327                4,041
                                                                      -----------          -----------
Cash at end of period................................................ $ 2,084,005          $ 1,059,627
                                                                      ===========          ===========

SUPPLEMENTAL DISCLOSURE
Cash paid for interest............................................... $ 1,638,796          $ 1,094,664
                                                                      ===========          ===========
Cash paid for income taxes........................................... $       --           $       --
                                                                      ===========          ===========


See note to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
             NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

   The Company's operating expenses include line access charges, commissions, field service and collection expenses, and selling, general and administrative expenses. Line access charges include interconnection and local measured usage charges paid to LECs, long distance transmission charges, billing, collection and validation costs, and operator services charges. Commissions are fees paid regularly to business operators based on a percentage of revenue generated by the Company's payphones and have generally increased over prior years as competition among payphone operators for attractive payphone locations has increased. Field service and collection expenses include the costs of collecting and processing coins, maintaining and repairing the telephones and technical support for polling, software maintenance, and diagnostics performed on the Company's payphones.

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

RESULTS OF OPERATIONS

Fiscal Quarter Ended September 30, 1996 Compared to Fiscal Quarter Ended September 30, 1995

   Total revenues for the first quarter of fiscal 1997 were $26.8 million compared to $27.4 million for the first quarter of fiscal 1996, a decrease of $600,000 or 2.3%. This decrease in total revenues resulted primarily from the aggressive removal of over 1,000 unprofitable payphones and the effects of "dial around." In addition, the Company discontinued its switch division in March 1996. In first quarter of fiscal 1996, the Company's switch division had third party revenue of approximately $900,000.

   For the first quarter of fiscal 1997, the payphone business experienced a net decrease of 694 payphones, compared to a net increase of 62 payphones in the first quarter of fiscal 1996. The inmate business experienced a net increase of 156 lines for the first quarter of fiscal 1997, compared to a net increase of 54 lines for the first quarter of fiscal 1996. The weighted average number of installed payphones decreased to 20,143 at the end of the first quarter of fiscal 1997 from 21,562 at the end of the first quarter of fiscal 1996, a decrease of 6.6%. The weighted average number of installed inmate lines decreased to 4,683 at the end of the first quarter of fiscal 1994 from 4,767 at the end of the first quarter of fiscal 1996, a decrease of 1.8%.

   The decrease in total revenues for the first quarter of fiscal 1997 reflects an increase of .4% in revenues from coin calls and a decrease of 1.7% from non-coin calls as compared to the first quarter of fiscal 1996. The increase in coin revenue was due to the aforementioned removal of under-performing payphones being replaced with better performing payphones. The Company's payphones experienced a 2% increase in revenue per phone when compared to the same quarter last year. This increase is attributed to the impact of the removal program. The Company's inmate phones experienced a 1% increase in revenue per phone on a comparable basis.

   Line access charges decreased to $8.0 million in the first quarter of fiscal 1997 from $9.5 million in the corresponding quarter of fiscal 1996 due to the removal program, re-negotiate agreements with our service providers, and rate relief from service providers. These charges represented 29.7% of total revenues in the first quarter of fiscal 1997 as compared to 34.7% in the corresponding quarter of fiscal 1996.

   Commissions paid to customers decreased to $5.5 million in the first quarter of fiscal 1997 compared to $5.8 million in the first quarter of fiscal 1996. These amounts represented 20.4% of total revenues in the first quarter of fiscal 1997 compared to 21.2% in the corresponding quarter of fiscal 1996. The dollar decrease was primarily due to the closing of the Company's switch division. Commissions in the switch division in the previous quarter were $.5 million.
The percentage decrease is somewhat misleading as the Company, in order to enter into and retain contracts in today's competitive environment, incurred higher commission rates on revenues derived from the Company's inmate phone lines. In general, inmate phones have a higher commission structure than do payphones.

   Service and collection expense increased to $4.1 million in the first quarter of fiscal 1997 from $3.8 million in the corresponding quarter of fiscal 1996, and increased as a percentage of total revenues from 14.0% to 15.4%. The increase as a percentage of revenues was primarily attributable to cost inefficiencies resulting from premiums associated with the Company's Services Agreement with Perot.

   Bad debt expenses increased to $2.8 million in the first quarter of fiscal 1997, from $1.8 million in the first quarter of fiscal 1996. Bad debt expense now represents 11% of total revenue verses 7% in the first quarter of fiscal 1996. The increase in bad debt was entirely in the inmate phones and currently represents approximately 21% of the inmate phone revenue.

   Selling, general and administrative expenses were $1.8 million in the first quarter of fiscal 1997 compared to $800,000 in the corresponding quarter of fiscal 1996, and increased as a percentage of total revenues from 3.1% to 6.8%. The increase was attributable to the building of an internal sales and marketing organization for payphones and reclassification of service and collection expenses on inmate phones to selling, general and administrative.

   Depreciation and amortization expense decreased to $3.0 million in the first quarter of fiscal 1997 from $3.1 million in the corresponding quarter of fiscal 1996. The decrease was due primarily to the impairment loss recognized in conjunction with the early adoption of FAS 121 in the third fiscal quarter of 1996.

   Operating income was $1.7 million or 6.2% of total revenues in the first quarter of fiscal 1997 compared to $2.5 million or 9.2% in the first quarter of fiscal 1996. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 17.6% to $4.6 million in the first quarter of fiscal 1997 compared to $5.6 million in the corresponding quarter of fiscal 1996. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

   Interest expense increased to $1.6 million in the first quarter of fiscal 1997 compared to $1.5 million in the first quarter of fiscal 1996, primarily due to the increase in the amount of debt outstanding.

   As a result of the foregoing, net income was $3,255 in the first quarter of fiscal 1997 compared to net income of $761,239 in the corresponding quarter of fiscal 1996, or $0.00 per share in the first quarter of fiscal 1997 versus $.13 per share in the first quarter of fiscal 1996.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

  During fiscal 1996, the Company financed its operations from operating cash flows and proceeds from its principal Credit Agreement (the "Credit Agreement"). Amounts outstanding under the "Credit Agreement" were $73.2 million at September 30, 1996 compared to $70.2 million at September 30, 1995. Net cash provided by operating activities for first quarter of fiscal 1997 was approximately $1.3 million compared to $3.0 million provided by operating activities for the first fiscal quarter of 1996.

  The Company's working capital shows a deficit of approximately ($11.1) million with a current ratio of 0.6 to 1 at September 30, 1996. This compares to a working capital balance of $4.9 million and a current ratio of 1.6 to 1 at September 30, 1996. The change in the Company's working capital is primarily a result of current maturities of $16.5 million on the Credit Agreement, which includes a $12,000,000 payment due on or before July 1,1997. The Company's principal commitments as of September 30, 1996, consisted of a commitment under the Services Agreement to purchase $275,000 of software enhancements from Perot, and a commitment to repay the aforementioned bank debt. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for fiscal 1997. The Company is actively seeking to raise capital in order to meet the terms of its Credit Agreement. See "Safe Harbor" statements made herein.

  In August 1996, the Company entered into an amended and restated Credit Agreement (the "1996 Credit Agreement"). The 1996 Credit Agreement, as amended in October 1996, requires the Company to make payments of $500,000 per month beginning on January 1, 1997 through the end of the term, which was extended to June 30, 1999. in addition, the Credit Agreement requires the Company to make a

$12,000,000 payment on or before July 1, 1997. Borrowings under the 1996 Credit Agreement bear interest at either a LIBOR-based or prime rate, at the Company's option. In conjunction with the 1996 Credit Agreement, the Company granted to the lender warrants to purchase up to 225,000 common shares at a nominal price.


   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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


  Liquidity: In order to meet its obligations under the 1996 Credit Agreement,
  ----------
as amended, the Company is actively seeking to raise an additional $20 - $30 million in equity capital. Management believes that the Company's ability to raise such additional equity capital will significantly depend upon the implementation and effect of the rules promulgated pursuant to the Telecommunications Act of 1996, which rules could significantly impact the Company's prospective results of operations and financial condition and the ability of the Company to raise additional equity capital and meet its payment obligations under the 1996 Credit Agreement, as amended.

  Bad Debt:  Currently, the Company utilizes the services of the LECs in the
  ---------
billing and collection process, as essentially all of the calls made from the Company's inmate phones are billed through large clearinghouses that in turn send the information to the LECs for billing and collection. Due to the Company's dependence on the LECs for billing and collection, it currently can take the Company up to 24 months to determine whether an account is collectible. This long collection process makes it particularly difficult for the Company to estimate the amount of bad debt attributable to the Company's inmate phone revenue. The Company has witnessed an increase in the amount of bad debt to approximately 21% of the inmate phone revenue. To address the issue of bad debt, the Company has begun implementing a program for direct billing that will enable it to bill the called number directly and set parameters for blocking calls based on collection results. This direct billing program is a new program for the Company and in certain states, regulatory approval may be required. Although the Company believes that the direct billing program will reduce the amount of bad debt attributable to its inmate phones, no assurance can be given as to the success of the direct billing program.

    Dial Around Compensation:  The FCC's implementation of the payphone-specific
    ------------------------
provisions of the Telecommunications Act of 1996 (the "Telecom Act") began with the issuance of a Report and Order on September 20, 1996, with one of the most
                  ----------------
important elements being the assurance of "fair compensation" for virtually all calls from payphones. The FCC's decision initially mandates dial around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month, with a transition to a per-call system at the rate of $.35 per call beginning October 1, 1997. The order states that on October 1, 1998, this rate will either be adjusted to equal the local coin rate being charged at the particular payphone, or to a higher or lower dial around compensation rate negotiated between the Company and the carriers who are required to pay. The initial flat-rate payment level significantly increases dial around compensation revenues, and the Company believes that a per-call system at a $.35 level will further increase these revenues. The FCC's
Order on Reconsideration, released on November 8, 1996, did not materially
------------------------
modify the Report and Order as it relates to the foregoing provisions. However, market forces and factors outside the Company's control could substantially affect the resulting revenue impact. These factors include, but are not limited to, potential litigation seeking to modify or overturn the Order, as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking subscriber 800 numbers from payphones if the IXC wants to avoid paying per-call compensation on these calls.

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

     Other Telecom Provisions: There are a significant number of Telecom Act
     ------------------------
provisions, as implemented by the FCC, that may have substantial impacts upon the Company. Among the most important are cessation of subsidies upon the removal of LEC payphones from the regulated rate base by April 15, 1997, the RBOC's development of specific plans detailing their compliance with nondiscrimination and accounting requirements and other safeguards against subsidies and discrimination, and the RBOC's authority to select interLATA carriers serving their payphones in conjunction with location owners. As a whole, the Telecom Act provisions should significantly change the competitive framework of the public communications industry. The Company believes that the FCC's order will address certain of the fundamental inequities in the payphone and inmate phone markets and lead to a more equitable competitive environment for all providers. However, there can be no assurance that the FCC's actions will actually result in long-term positive results for the Company.

     Billed Party Preference Proceeding: The FCC has issued a Second Notice of
     ----------------------------------
Proposed rulemaking regarding "Billed Party Preference" ("BPP") and associated call rating issues, including potential "rate benchmarks" and caller notification requirements for 0+ and 0- interstate long distance calls. If BPP is implemented, the billed party would bypass CCI's selected long distance carrier and the Company would fail to receive any commissions from the carrier. The Company believes that the implementation of BPP is not likely to be achieved, since it would involve significant expense and technological changes as evidenced by the record in the FCC proceeding. However, should the "rate benchmark" or caller notification requirements be implemented by the FCC for such operator-assisted calling, the Company could be negatively impacted, depending upon the specific level of the benchmark or the particular notification requirements. Without further FCC action, for which a timetable is not mandated, the Company is unable to reasonably assess any potential impact that BPP, rate benchmarks or notifications, if implemented, might have on its payphone and inmate phone operations.

INFLATION AND SEASONALITY

   The Company does not believe that inflation has had a material effect on the Company's business in recent periods. The Company experiences seasonality in its results of operations, with its first and fourth fiscal quarters typically producing a greater volume of calls than its second and third fiscal quarters.

                          PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES
-------    ---------------------

    In August 1996, the Company entered into an amended and restated Credit Agreement (the "1996 Credit Agreement"). In October 1996, an amendment was entered into amending the terms of the 1996 Credit Agreement. The 1996 Credit Agreement, as amended, now requires the Company to repay $12 million of its indebtedness thereunder on or before July 1, 1997, and to repay the remaining $63 million of its indebtedness in increments of $500,000 per month beginning on January 1, 1997 through the end of the term, which is June 30, 1999. Borrowings under the 1996 Credit Agreement, as amended, bear interest at either a LIBOR-based or prime rate at the Company's option. In conjunction with the 1996 Credit Agreement, as amended, the Company granted the lender warrants to purchase up to 225,000 common shares at a nominal price, of which, warrants to purchase 50,000 common shares shall be canceled if the Company is successful in reducing its outstanding balance on the 1996 Credit Agreement, as amended, to $47 million by November 30, 1996. The Company claims an exemption under section 4(2) of the Securities Act of 1933 based upon the sophistication of the lender.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

       (a)  EXHIBITS:

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
------     ----------------------

11         Statement re:  Computation of Per Share Earnings

       (b)  REPORTS ON FORM 8-K:

            None.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMMUNICATIONS CENTRAL INC.




Date:  November 13, 1996                  /s/     Jack B. Wages, Jr.
                                          ----------------------------------
                                                          Jack B. Wages, Jr.
                                                                  Controller
                                              (Principal Accounting Officer)