Form 10-K/A
period 1996-06-30
COMMUNICATIONS CENTRAL INC
filed 1996-12-19
CIK 914249

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          FORM 10-K/A AMENDMENT NO.2*

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE PAID PREVIOUSLY]
     For the fiscal year ended June 30, 1996.

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ___________ to ___________

                        Commission File Number: 0-22730
                                                -------

                          COMMUNICATIONS CENTRAL INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

     GEORGIA                                                     58-1804173
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
No.)
incorporation or organization)

1150 NORTHMEADOW PARKWAY, SUITE 118, ROSWELL, GEORGIA                 30076
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 4, 1996: $41,625,072.50.

     Number of shares of Common Stock outstanding as of December 4, 1996:
6,054,556.

* The purpose of this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K (the "Report") of Communications Central Inc., ("CCI or the "Company") is to amend Items 11 and 12 of the Report.

     ITEM 11.  EXECUTIVE COMPENSATION.
     --------------------------------


     TABLE I - SUMMARY COMPENSATION TABLE


            The following table sets forth certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer during fiscal 1996 and one additional officer who earned more than $100,000 during fiscal 1996 but was not serving as an executive officer at the end of fiscal 1996. Such executive officers are hereinafter referred to as the Company's "Named Executive Officers."


                                                                       LONG  TERM
                                                                      COMPENSATION
                                       ANNUAL COMPENSATION               AWARDS
                                     ---------------------           -------------
                                                                       SECURITIES
                                                                       UNDERLYING       ALL OTHER
                                   FISCAL     SALARY     BONUS         OPTIONS/SARS    COMPENSATION
NAME AND POSITION                   YEAR       ($)        ($)             (#)             ($)
-----------------                  ------      ---        ---         -------------     -------
RODGER L. JOHNSON                  1996      152,000         --           500,000/1/    2,010/2/
  President and Chief
  Executive Officer

RICHARD W. OLIVER /3/              1996       46,970         --             4,972          --
  Interim Chief Executive Officer  1995       28,030     25,000             1,693          --
                                   1994           --                       16,197          --

PETER A. SCHOBER /4/               1996       20,000/5/      --             6,810      30,000/5/
  Interim Chief Executive Officer  1995           --         --             1,423          --
                                   1994           --         --             1,423          --

R. WARREN OLDHAM                   1996      105,507/6/      --                --          --
  Vice President - Sales           1995      173,266/6/      --             7,000          --
                                   1994      134,500/6/  12,000            10,000          --


_________________________


     /1/ The option granted to Mr. Johnson vested as to 74,999 shares on November 6, 1996 and vests as to 225,001 shares in monthly increments beginning on December 1, 1996 and continuing through November 1, 1999. The option vests as to the remaining 200,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000 if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005 or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. Johnson's retirement from the Company or his death, respectively.


     /2/    Represents payment for a life insurance policy on behalf of Mr.
            Johnson.

     /3/ Mr. Oliver served as the Company's Interim Chief Executive Officer at the beginning of fiscal 1996 (through August 31, 1995). Because he served in such capacity during fiscal 1996, he is required to be shown in the table above.

     /4/ Mr. Schober served as the Company's Interim Chief Executive Officer from September 1, 1995 through November 6, 1996. Because he served in such capacity during fiscal 1996, he is required to be shown in the table above.

     /5/ Represents compensation for services rendered on behalf of the Company, related to the recruitment of the Company's Chief Executive Officer and Mr. Schober's services as Interim CEO.


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


                                                                      Potential Realizable
                                        Individual Grants           Value at Assumed  Annual
                                       --------------------
                 No. of     % of Total                                 Rates of Stock Price
               Securities     Options     Exercise                     Appreciation for the
               Underlying   Granted to    or Base                          Option Term
                                                                         -----------------
                 Options     Employees     Price     Expiration           5%           10%
Name             Granted    During Year   ($/Share)     Date              ($)          ($)
----             -------    -----------   --------    ------             ----         -----
Mr. Johnson    500,000 /1/     76%         $6.50     11/06/05       5,293,908          8,429,663
Mr. Oliver       4,972 /2/     /3/         $4.63      7/01/05          37,498          59,709
Mr. Schober      6,810 /2/     /3/         $4.63      7/01/05          51,360          81,782
Mr. Oldham         N/A         N/A          N/A         N/A              N/A            N/A



     /1/ The option granted to Mr. Johnson vested as to 74,999 shares on November 6, 1996 and vests as to 225,001 shares in monthly increments beginning on December 1, 1996 and continuing through November 1, 1999. The option vests as to the remaining 200,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000 if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005 or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. Johnson's retirement from the Company or his death, respectively.


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


                                                    NUMBER OF              VALUE OF UNEXERCISED
                      SHARES                       UNEXERCISED             IN-THE-MONEY OPTIONS
                     ACQUIRED       VALUE           OPTIONS AT                  AT YEAR-END
                    ON EXERCISE    REALIZED        YEAR-END (#)/1//                ($)/2//
                                                   ----------------                -------
NAME                    (#)          ($)       EXERCISABLE UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
----                    ---          ---       ----------- -------------     ----------- -------------
Mr. Johnson              0          $0.00              0    500,000/3/                $0        $625,000
Mr. Oliver               0          $0.00         22,862          0           $71,329.44              $0
Mr. Schober              0          $0.00          9,656          0           $30,126.72              $0
Mr. Oldham               0          $0.00              0          0                   $0              $0



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


     /3/ The option granted to Mr. Johnson vested as to 74,999 shares on November 6, 1996 and vests as to 225,001 shares in monthly increments beginning on December 1, 1996 and continuing through November 1, 1999. The option vests as to the remaining 200,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels, or on November 6, 2000 if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005 or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. Johnson's retirement from the Company or his death, respectively.


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


            In connection with the execution of the Employment Agreement described above, the Company entered into a Stock Option Agreement dated as of November 6, 1995 with Mr. Johnson pursuant to which Mr. Johnson was granted an option to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $6.50 per share. The option vested as to 74,999 shares on November 6, 1996 and vests as to 225,001 shares in monthly increments beginning on December 1, 1996 and continuing through November 1, 1999. The option vests as to the remaining 200,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000 if Mr. Johnson is still employed by CCG. The option terminates on November 6, 2005 or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. Johnson's retirement from the Company or his death, respectively.


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

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     -------------------------------------------------------------
     MANAGEMENT.
     -----------


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

                                                    AMOUNT AND NATURE OF
NAME OF                                                  BENEFICIAL
BENEFICIAL OWNER                                         OWNERSHIP                  PERCENT OF
----------------                                         ---------
                                                                                      CLASS
                                                                                      -----
RIT Capital Partners plc /1/.......................        981,880                    16.2%
Entities affiliated with MVP Ventures Group  /2/...        432,661                     7.2%
Entities affiliated with Massey Burch
  Capital Corp. /3/................................        317,977                     5.3%
Robert C. Fisher, Jr./4/...........................          9,748                       *
Paul R. Griffiths /5/..............................              0                       *
Richard W. Oliver /6/..............................         24,862                       *
Peter A. Schober /7/...............................          9,656                       *
Ronald C. Warrington /8/...........................         24,398                       *
Rodger L. Johnson /9/..............................         74,998                       *
R. Warren Oldham...................................              0                       *
All current directors, director nominees and
  current executive officers as a group
  (10 persons).....................................        176,334                     2.9%


_________________________________________


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


/6/ Shares beneficially owned by Mr. Oliver include 2,000 shares owned by him directly and 22,862 shares subject to currently exercisable options.


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


/9/ All of the shares listed for Mr. Johnson are exercisable within 60 days. Additional shares will vest beginning December 1, 1996. See " Employment Agreement".

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Communications Central Inc.


                                             Date:   December 16, 1996
                                                   ------------------------

                                             By:   Rodger L. Johnson
                                                 --------------------------
                                                   Rodger L. Johnson
                                                   Chief Executive Officer