Form 10-Q
period 1996-12-31
COMMUNICATIONS CENTRAL INC
filed 1997-02-14
CIK 914249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended                December 31, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number            0 - 22730
                      ----------------------------------------------------------

                          Communications Central Inc.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                 Georgia                                         58-1804173
       -------------------------------                      -------------------
       (State or other jurisdiction of                        (IRS Employer
        incorporation of organization)                      Identification No.)


1150 Northmeadow Pkwy., Suite 118, Roswell, Georgia                     30076
--------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

                                (770) 442-7300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  x     No
                                                      ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  There were 6,054,556 shares of Common Stock outstanding as of January 31, 1997.

                          COMMUNICATIONS CENTRAL INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                                Page
                                                                                                ----
                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
-------   ------------------------------

          Consolidated Balance Sheets - December 31, 1996 and June 30, 1996                    3 - 4

          Consolidated Statements of Operations - Three Months Ended December 31, 1996 and
           1995 and Six Months Ended December 31, 1996 and 1995                                    5

          Consolidated Statements of Cash Flows - Six Months Ended
           December 31, 1996 and 1995                                                              6

          Note to Consolidated Financial Statements - December 31, 1996                            7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS                                                               8 - 14
          --------------------

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES                                                                   15
-------   ---------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                   15 - 16
-------   --------------------------------

                                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                          COMMUNICATIONS CENTRAL INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,              JUNE 30,
                                                                             1996                     1996
                                                                        --------------          -------------
                                                                         (Unaudited)                (Note)
ASSETS
Current assets:
   Cash...............................................................  $    2,801,534          $   2,266,327
   Accounts receivable, less allowance for doubtful accounts
     of $1,382,000 and $2,140,000 at December 31, 1996 and
     June 30, 1996, respectively......................................      12,621,551             10,612,382
   Prepaid expenses...................................................         866,448                707,699
   Other current assets...............................................         777,974                870,815
                                                                        --------------          -------------
     Total current assets.............................................      17,067,507             14,457,223

Operating equipment:
  Telecommunications equipment........................................      74,232,841             73,262,895
  Uninstalled equipment...............................................       1,620,970              1,437,637
                                                                        --------------          -------------
                                                                            75,853,811             74,700,532
  Less accumulated depreciation and amortization......................     (33,037,230)           (29,922,368)
                                                                        --------------          -------------
                                                                            42,816,581             44,778,164
Leasehold improvements and office furniture and equipment,
  net of accumulated depreciation and amortization of
  approximately $2,658,000 and $2,162,000 at December 31, 1996
  and June 30, 1996, respectively.....................................       1,383,660              1,595,312

Deferred loan costs, net of accumulated amortization of $443,000 and $243,000 at December 31, 1996 and June 30, 1996,
  respectively........................................................         275,207                260,153

Intangible assets:
  Site license contracts, net.........................................       6,891,765              7,053,568
  Agreements not to compete, net......................................         887,198              1,046,450
  Goodwill, net.......................................................      35,876,869             36,555,441

Other assets, net.....................................................       6,128,024              3,981,292
                                                                        --------------          -------------
  Total assets........................................................  $  111,326,811          $ 109,727,603
                                                                        ==============          =============

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements of Communications Central Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See note to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,              JUNE 30,
                                                               1996                      1996
                                                         --------------           --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                        (Unaudited)                (Note)
Current liabilities:
  Current portion of notes payable to shareholders....      $      --                $   8,333
  Current portion of notes payable....................         22,381                   79,650
  Accounts payable....................................      3,166,955                3,324,204
  Accrued expenses....................................      4,256,760                2,878,447
  Current portion of long-term debt...................     18,000,000                3,000,000
  Accrued commissions.................................      1,699,764                2,637,010
  Accrued interest....................................        754,988                  634,295
  Accrued compensation................................         97,799                  102,351
  Accrued income taxes payable........................        578,984                  328,984
                                                       --------------           --------------
  Total current liabilities...........................     28,577,631               12,993,274

Long-term debt........................................     55,197,389               70,197,389

Shareholders' equity:
  Common Stock, $.01 par value
    Authorized shares - 50,000,000; issued and
    outstanding shares - 6,054,556 at
    December 31, 1996 and June 30, 1996...............         60,545                   60,545
Additional paid-in capital............................     51,445,508               50,067,385
Accumulated deficit...................................    (23,954,262)             (23,590,990)
                                                       --------------           --------------

Total shareholders' equity............................     27,551,791               26,536,940
                                                       --------------           --------------

Total liabilities and shareholders' equity............ $  111,326,811           $  109,727,603
                                                       ==============           ==============

See note to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     DECEMBER 31,                  DECEMBER 31,
                                              --------------------------    --------------------------
                                                  1996          1995            1996          1995
                                              -----------    -----------    -----------    -----------
REVENUES:
 Coin calls.................................. $ 8,684,014    $ 8,759,478    $18,019,392    $18,190,302
 Non-coin calls..............................  17,247,752     16,381,521     34,080,813     33,375,461
 Other.......................................     434,846        809,610      1,058,465      1,821,174
                                              -----------    -----------    -----------    -----------
    TOTAL REVENUES...........................  26,366,612     25,950,609     53,158,670     53,386,937

COST AND EXPENSES:
 Line access charges.........................   7,819,638      8,439,489     15,782,323     17,958,094
 Commissions.................................   5,090,050      5,687,569     10,545,201     11,500,269
 Bad debt expense............................   3,057,110      1,821,708      5,887,237      3,659,489
 Service and collection......................   3,833,051      3,167,557      7,947,290      6,998,219
 Selling, general and  administrative........   2,185,470      1,461,740      4,006,459      2,303,704
 Depreciation and amortization...............   3,091,230      3,130,207      6,047,556      6,188,873
                                              -----------    -----------    -----------    -----------
  TOTAL COST AND EXPENSE.....................  25,076,549     23,708,270     50,216,066     48,608,648
                                              -----------    -----------    -----------    -----------

Operating income.............................   1,290,063      2,242,339      2,942,604      4,778,289

Interest expense.............................   1,656,591      1,559,841      3,305,877      3,080,806
                                              -----------    -----------    -----------    -----------

Income (loss) before income tax expense......    (366,528)       682,498       (363,273)     1,697,483

Income tax expense...........................          --        167,374             --        421,120
                                              -----------    -----------    -----------    -----------

Net income (loss)............................ $  (366,528)   $   515,124    $  (363,273)   $ 1,276,363
                                              ===========    ===========    ===========    ===========
Net income (loss) per share.................. $     (0.06)   $      0.09    $     (0.06)   $      0.21
                                              ===========    ===========    ===========    ===========
Weighted average number of shares
 outstanding.................................   6,054,556      6,054,556      6,054,556      6,054,556
                                              ===========    ===========    ===========    ===========




See note to consolidated financial statements.

                          COMMUNICATIONS CENTRAL INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                       1996           1995
                                                   -----------    -----------
OPERATING ACTIVITIES
Net income (loss)................................ $  (363,273)   $ 1,276,363
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization..................   6,047,556      6,188,873
  Changes in operating assets and
   liabilities:
   Accounts receivable...........................  (2,009,169)      (529,507)
   Prepaid expenses, other current assets
    and other assets.............................  (1,359,750)    (1,999,523)
   Accounts payable and other accrued
    expenses.....................................     640,399        148,188
                                                  -----------    -----------
Net cash provided by operating
 activities......................................   2,955,763      5,084,394

INVESTING ACTIVITIES
Purchases of telecommunications
 equipment, leasehold improvements,
 office furniture and equipment..................  (1,247,113)    (3,108,964)
Acquisitions of telecommunications
 equipment, site licenses,
 agreements not to compete and goodwill..........     (27,526)      (462,000)
Additions to site licenses, net..................    (865,106)    (1,032,481)
                                                  -----------    -----------
Net cash used in investing activities............  (2,139,745)    (4,603,445)

FINANCING ACTIVITIES
Payments on notes payable........................     (65,600)      (100,000)
Payment of loan origination cost.................    (215,210)      (335,000)
Proceeds from long-term debt.....................          --      1,000,000
Issuance of Common Stock.........................          --        208,270
                                                  -----------    -----------
Net cash provided by/(used in)
 financing activities............................    (280,810)       773,270
                                                  -----------    -----------
Increase in cash.................................     535,208      1,254,219
Cash at beginning of period......................   2,266,327          4,041
                                                  -----------    -----------
Cash at end of period............................ $ 2,801,535    $ 1,258,260
                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE
Cash paid for interest........................... $ 3,159,625    $ 2,685,951
                                                  ===========    ===========
Cash paid for income taxes....................... $        --    $   250,000
                                                  ===========    ===========


See note to consolidated financial statements.

                           COMMUNICATIONS CENTRAL INC.
              NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim
financial information and with the instructions to Form   10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996. Operating results for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

      Communications Central Inc. ("CCI" or the "Company") derives substantially all of its revenue from calls placed from its payphone and inmate phone network. Coin revenue is derived from calls made by depositing coins in the telephone. Non-coin revenue is derived from calls that are placed using either a calling card or credit card or as a collect call where the called party will be charged for the call. The call may also be billed to a third party. The Company recognizes additional non-coin revenue from long distance carriers pursuant to federal and state regulation as compensation for "dial-around" calls made from its payphones. A "dial-around" call is a call initiated at a CCI payphone, but made by utilizing a long distance carrier other than the one designated by the Company and from which the Company derives no direct revenue.

      The Company's operating expenses include line access charges, commissions, field service and collection expenses, and selling, general and administrative expenses. Line access charges include interconnection and local measured usage charges paid to Local Exchange Companies ("LECs"), long distance transmission charges, billing, collection and validation costs, and operator services charges. Commissions are fees paid regularly to business operators or governmental authorities usually based on a percentage of revenue generated by the Company's payphones and inmate phones. Field service and collection expenses include the costs of collecting and processing coins, maintaining and repairing the telephones and technical support for polling, software maintenance, and diagnostics performed on the Company's payphones and inmate phones.

      In July 1995, the Company entered into an outsourcing agreement (the "Services Agreement") with Perot Systems Field Services Corporation ("Perot"), a subsidiary of Perot Systems Corporation. The Services Agreement currently provides that Perot will operate the Company's management information systems and manage the field services and sales fulfillment functions of the Company's payphone operations for a period of ten years in exchange for a monthly fee equal to the greater of a specified percentage of CCI's revenues attributable to the Company's payphone operations or a flat per phone charge, as well as certain cash incentives for increasing operating performance measurements or overall revenues on a per phone basis. The Services Agreement assumes, for purposes of calculating CCI's aggregate monthly fee, that the Company will maintain a minimum number of payphones. The Services Agreement does not include the Company's inmate phone operations, which remain the responsibility of CCI.

CCI and Perot have begun negotiating modifications to the Services Agreement whereby Perot would continue to manage the Company's management information systems for the foreseeable future, and the field services and sales fulfillment functions and responsibilities would transition back to CCI. As presently contemplated, there are no fees that are expected to be associated with this modification, nor is the Company's immediate cost structure expected to be materially affected by the modification. However, the proposed modification remains subject to continuing negotiation.

RESULTS OF OPERATIONS

Quarter Ended December 31, 1996 Compared to Quarter Ended December 31, 1995

      Total revenues for the second quarter of fiscal 1997 were $26.4 million compared to $26 million for the second quarter of fiscal 1996, an increase of $400,000 or 1.6%. Revenues were affected by an increase in "dial-around" compensation as a result of the Telecommunications Act of 1996 (the "Telecom

Act") and the continued decrease in operator assisted calls on the Company's
network.   In addition, the Company discontinued its switch division in March
1996. In the second quarter of fiscal 1996, the Company's switch division had third party revenue of approximately $671,000.

      For the second quarter of fiscal 1997, the payphone business experienced a net increase of 157 payphones, compared to a net increase of 10 payphones in the second quarter of fiscal 1996. The inmate business experienced a net decrease of 52 lines for the second quarter of fiscal 1997, compared to a net increase of 106 lines for the second quarter of fiscal 1996. The weighted average number of installed payphones decreased to 20,117 at the end of the second quarter of fiscal 1997 from 21,973 at the end of the second quarter of fiscal 1996, a decrease of 8.4%. This decrease in phone count was primarily a result of the aggressive removal of over 1,000 underperforming payphones during calendar year 1996. The weighted average number of installed inmate lines decreased to 4,735 at the end of the second quarter of fiscal 1997 from 4,847 at the end of the second quarter of fiscal 1996, a decrease of 2.3%. This decrease in inmate lines was primarily the result of the removal of low revenue.

      The increase in total revenues for the second quarter of fiscal 1997 reflects a decrease of 0.9% in revenues from coin calls and an increase of 5.3% from non-coin calls as compared to the second quarter of fiscal 1996. The decrease in coin revenue was primarily due to the aforementioned removal of under-performing payphones. The Company's payphones experienced a 2% increase in revenue per phone when compared to the same quarter last year. This increase is attributed to the impact of the removal program, the replacement of phones with better performing units, and the additional "dial-around" prescribed by the "Telecom Act". The Company's inmate phones experienced a 7% increase in revenue per phone on a comparable basis, primarily as a result of increased volume on its lines.

      Line access charges decreased to $7.8 million in the second quarter of fiscal 1997 from $8.4 million in the corresponding quarter of fiscal 1996 due to the removal program, re-negotiated agreements with service providers, and rate relief from certain service providers. These charges represented 29.7% of total revenues in the second quarter of fiscal 1997 as compared to 32.5% in the corresponding quarter of fiscal 1996.

      Commissions paid to customers decreased to $5.1 million in the second quarter of fiscal 1997 compared to $5.7 million in the second quarter of fiscal 1996. These amounts represented 19.3% of total revenues in the second quarter of fiscal 1997 compared to 21.9% in the corresponding quarter of fiscal 1996. The dollar decrease was primarily due to the closing of the Company's switch division. Third party commissions in the switch division in the second quarter of fiscal 1996 were $455,000.

      Service and collection expense increased to $3.8 million in the second quarter of fiscal 1997 from $3.1 million in the corresponding quarter of fiscal 1996, and increased as a percentage of total revenues from 12.2% to 14.5%. The increase was primarily attributable to costs associated with the Company's refurbishing program and its Services Agreement.

      Bad debt expenses increased to $3.1 million in the second quarter of fiscal 1997, from $1.8 million in the second quarter of fiscal 1996. Bad debt expense now represents 11.6% of total revenue verses 7% in the second quarter of fiscal 1996. The increase in bad debt is primarily related to the inmate business where bad debt is approximately 23% of the inmate phone revenue for the second quarter of fiscal 1997 compared to 14% for the second quarter of fiscal 1996. See the discussion of bad debt in the "Safe Harbor" section on page 11.

      Selling, general and administrative expenses were $2.2 million in the second quarter of fiscal 1997 compared to $1.5 million in the corresponding quarter of fiscal 1996, and increased as a percentage of total revenues from 5.6% to 8.3%. The increase was attributable to the building of an internal sales and marketing organization for the payphone business and increase in the cost of conducting business.

      Depreciation and amortization expense was at $3.1 million in the second quarter of fiscal 1997 as well as in the corresponding quarter of fiscal 1996.

      As a result of the foregoing, operating income was $1.3 million or 4.9% of total revenues in the second quarter of fiscal 1997 compared to $2.2 million or 8.6% in the second quarter of fiscal 1996. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 18.5% to $4.4 million in the second quarter of fiscal 1997 compared to $5.4 million in the corresponding quarter of fiscal 1996. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

      Interest expense increased to $1.7 million in the second quarter of fiscal 1997 compared to $1.6 million in the second quarter of fiscal 1996, primarily due to an increase in the rate on the outstanding debt.

      As a result of the foregoing, the Company experienced a net loss of $366,528 in the second quarter of fiscal 1997 compared to net income of $515,124 in the corresponding quarter of fiscal 1996, a $0.06 loss per share in the second quarter of fiscal 1997 versus a $0.09 profit per share in the second quarter of fiscal 1996.

Six Months Ended December 31, 1996 Compared to Six Months Ended December 31,
1995

      Total revenues for the first six months of fiscal 1997 were $53.2 million compared to $53.4 million for the first six months of fiscal 1996, a decrease of $200,000 or 0.4%. Revenues were affected by an increase in "dial-around" compensation as a result of the Telecommunications Act of 1996 (the "Telecom Act") and the continued decrease in operator assisted calls on the Company's
network.   In addition, the Company discontinued its switch division in March
1996. In the first six month of fiscal 1996, the Company's switch division had third party revenue of approximately $1.8 million.

      Line access charges decreased to $15.8 million in the first six months of fiscal 1997 from $18.0 million in the corresponding period of fiscal 1996 due to the removal program, re-negotiated agreements with service providers, and rate relief from certain service providers. These charges represented 29.7% of total revenues in the first six months of fiscal 1997 as compared to 33.6% in the corresponding period of fiscal 1996.

      Commissions paid to customers decreased to $10.5 million in the first six months of fiscal 1997 compared to $11.5 million in the first six months of fiscal 1996. These amounts represented 19.8% of total revenues in the first six months of fiscal 1997 compared to 21.5% in the corresponding period of fiscal 1996. The dollar decrease was primarily due to the closing of the Company's switch division. Third party commissions in the switch division in the first six months of fiscal 1996 were $967,000.

      Service and collection expense increased to $7.9 million in the first six months of fiscal 1997 from $7.0 million in the corresponding period of fiscal 1996, and increased as a percentage of total revenues from 13.1% to 14.9%. The increase was primarily attributable to costs associated with the Company's refurbishing program and its Services Agreement.

      Bad debt expenses increased to $5.9 million in the first six months of fiscal 1997, from $3.7 million in the first six months of fiscal 1996. Bad debt expense now represents 11.1% of total revenue verses 6.8% in the first six months of fiscal 1996. The increase in bad debt is primarily related to the inmate business. See the discussion of bad debt in the "Safe Harbor" section on page 11.

      Selling, general and administrative expenses were $4.0 million in the first six months of fiscal 1997 compared to $2.3 million in the corresponding period of fiscal 1996, and increased as a percentage of total revenues from 4.3% to 7.5%. The increase was attributable to the building of an internal sales and marketing organization for the payphone business and increase in the cost of conducting business.

      Depreciation and amortization expense was at $6.0 million in the first six months of fiscal 1997 compared to $6.2 million in the corresponding period of fiscal 1996. The reduction was due mainly to the March 1996 adjustments to carrying values under FAS 121.

      As a result of the foregoing, operating income was $2.9 million or 5.5% of total revenues in the first six months of fiscal 1997 compared to $4.8 million or 8.9% in the first six months of fiscal 1996. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 17.5% to $9.0 million in the first six months of fiscal 1997 compared to $10.9 million in the corresponding period of fiscal 1996. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

      Interest expense increased to $3.3 million in the first six months of fiscal 1997 compared to $3.1 million in the first six months of fiscal 1996, primarily due to an increase in the rate on the outstanding debt and increased borrowings.

      As a result of the foregoing, the Company experienced a net loss of $363,273 in the first six months of fiscal 1997 compared to net income of $1,276,363 in the corresponding period of fiscal 1996, a $0.06 loss per share in the first six months of fiscal 1997 versus a $0.21 profit per share in the first six months of fiscal 1996.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

      During fiscal 1997, the Company has financed its operations from operating cash flows. Net cash provided by operating activities for the first six months of fiscal 1997 was approximately $3.0 million compared to $5.1 million for the first six months of fiscal 1996.

      The Company's working capital shows a deficit of approximately ($11.5) million with a current ratio of (0.6) to 1 at December 31, 1996. This compares to a working capital balance of $6.9 million and a current ratio of 1.8 to 1 at December 31, 1995. The change in the Company's working capital is primarily a result of current maturities of $18.0 million on the Credit Agreement, which includes a $12,000,000 payment due on or before July 1, 1997. The Company's principal commitments as of December 31, 1996, consisted of a commitment under the Services Agreement to purchase $183,000 of software enhancements from Perot, and a commitment to repay the aforementioned bank debt. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for fiscal 1997. However, as discussed in more detail below, the Company is required to pay $12,000,000 of the outstanding principal balance under its bank credit facility on July 1, 1997. The company is actively seeking to raise equity or other capital to meet this obligation, and is also considering or pursuing various opportunities that could result in possible business combinations or dispositions to address some or all of its capital needs. The payphone industry is continuing to consolidate in both the inmate and pay telephone segments of the business. See "Safe Harbor" statements made herein.

      In August 1996, the Company entered into an amended and restated Credit Agreement (the "1996 Credit Agreement"). The 1996 Credit Agreement, as amended in October 1996, requires the Company to make payments of $500,000 per month beginning on January 1, 1997 through the end of the term, which was extended to June 30, 1999. In addition, the 1996 Credit Agreement requires the Company to make a $12,000,000 payment on or before July 1, 1997. Borrowings under the 1996 Credit Agreement bear interest at either a LIBOR-based or prime rate, at the Company's option. In conjunction with the 1996 Credit Agreement, the Company granted to the lender warrants to purchase up to 225,000 shares of common stock at a nominal price.


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

      Liquidity:  In order to meet its obligations under the 1996 Credit
      ---------
Agreement, as amended, the Company is actively seeking to raise additional capital or restructure its debt. Management believes that the Company's ability to raise such additional capital will significantly depend upon the implementation and effect of the rules promulgated pursuant to the Telecom Act, which rules could significantly impact the Company's prospective results of operations and financial condition and the ability of the Company to meet its payment obligations under the 1996 Credit Agreement, as amended.

      Bad Debt:  Traditionally, the Company has utilized the services of
      --------
the LECs in the billing and collection process, as essentially all of the calls made from the Company's inmate phones were billed through large clearinghouses that in turn sent the information to the LECs for billing and collection. Due to the Company's dependence upon the LECs for billing and collection, it has taken the Company up to 24 months to determine whether an account is collectible. This long collection process makes it particularly difficult for the Company to estimate the amount of bad debt attributable to the Company's inmate phone revenue. The Company has witnessed an increase in the amount of bad debt to approximately 23% of the inmate phone revenue. To address the issue of bad debt, the Company has implemented a program for direct billing with deposit requirements that will enable it to bill the called number directly and set credit parameters. This direct billing with deposit requirements program is a new program for the Company and in certain states, regulatory approval may be required. Since December 1, 1996 the Company has been able to implement the program in states that generate approximately 55% of the Company's inmate phone revenues. Management believes that the program could result in a decrease in call volume. However, management believes that, if the program is successful, any reduction in call volume and therefore revenues should be more than offset by the decrease in the level of bad debt. Although the Company believes that the direct billing with deposit requirements program will reduce the amount of bad debt attributable to its inmate phones, no assurance can be given as to the success of the program.

      Dial Around Compensation:  The Federal Communications Commission's ("FCC")
      ------------------------
implementation of the provisions of the Telecom Act initially mandates dial around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month, with a transition to a per-call system at the default rate of $.35 per call beginning October 6, 1997. On October 6, 1998, this rate will either be adjusted to equal the local coin rate being charged at the particular payphone, or to a rate negotiated between the Company and the carriers who are required to pay. The initial flat-rate payment level significantly increases dial around compensation revenues, and the Company believes that a per-call system at a $.35 level will further increase these revenues. Effective November 8, 1996, the Company began accruing approximately $45.85 per payphone per month (excluding inmate phones) in dial around compensation. However, market forces and factors outside the Company's control could substantially affect whether the corresponding cash flows are realized. These factors include, but are not limited to, legal action delaying, staying, modifying or even overturning provisions of the Telecom Act (appeals are currently pending challenging the application and amount of dial around compensation), as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking subscriber 800 numbers from payphones if the Inter-Exchange Carrier ("IXC") wants to avoid paying per-call compensation on these calls.

      Local Coin Rate:       In ensuring "fair compensation" for all calls, the
      ---------------
FCC further determined that local coin rates from payphones should be generally deregulated within one year, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state.
The states may move to deregulation earlier than one year, but a state may also obtain an exemption from deregulation by "demonstrat[ing] to the Commission that there are market failures within the state that would not allow market-based rates." Where deregulation is implemented, Management believes the Company is likely to experience increases in its coin revenue per phone. However, given the FCC's failure to specify particular requirements for obtaining an exemption, as well as the uncertainty of the outcome of legal proceedings relating to the provisions of the Telecom Act and the pending appeals on this issue, the Company is unable to adequately predict the ultimate revenue impact of local coin rate deregulation.

      Other Telecom Act Provisions:  In addition to the issues addressed above,
      ----------------------------
there are a significant number of other Telecom Act provisions, as implemented by the FCC, that may have an impact upon the Company. Among the most important are the cessation of subsidies upon the removal of LEC payphones from the regulated rate base by April 15, 1997, the Regional Bell Operating Companies' ("RBOC") development of specific plans detailing their compliance with nondiscrimination and accounting requirements and other safeguards against subsidies and discrimination, and the RBOCs' authority to select interLATA
carriers serving their payphones in conjunction with location owners.   As a
whole, the Telecom Act provisions should change the competitive framework of the public communications industry. The Company believes that the Telecom Act will address certain of the fundamental inequities in the payphone market and lead to a more equitable competitive environment for all providers. However, there can be no assurance that long-term positive results for the Company will actually occur.

      Billed Party Preference Proceeding:  The FCC has issued a Second Notice of
      ----------------------------------
Proposed Rulemaking regarding "Billed Party Preference" ("BPP") and associated call rating issues, including potential "rate benchmarks" and caller notification requirements for 0+ and 0- interstate long distance calls. If BPP is implemented, the billed party would bypass CCI's selected long distance carrier and the Company would fail to receive commissions from the carrier. Management believes that the implementation of BPP is not likely to be achieved, since it would involve significant expense and technological changes as evidenced by the record in the FCC proceeding. However, no assurances can be given that BPP will not be implemented. Moreover, should "rate benchmark" or caller notification requirements be implemented by the FCC for such operator-assisted calling, the Company could be negatively impacted, depending upon the specific level of the benchmark or the particular notification requirements. Without further FCC action, for which a timetable is not mandated, the Company is unable to reasonably assess any potential impact that BPP, rate benchmarks or notifications, if implemented, might have on its payphone and inmate phone operations.

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

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

        In August 1996, the Company entered into an amended and restated Credit Agreement (the "1996 Credit Agreement"). In October 1996, an amendment was entered into amending the terms of the 1996 Credit Agreement. The 1996 Credit Agreement, as amended, requires the Company to repay $12 million of its indebtedness thereunder on or before July 1, 1997, and to repay the remaining $63 million of its indebtedness in increments of $500,000 per month beginning on January 1, 1997 through the end of the term, which is June 30, 1999. Borrowings under the 1996 Credit Agreement, as amended, bear interest at either a LIBOR-based or prime rate at the Company's option. In conjunction with the 1996 Credit Agreement, as amended, the Company granted the lender warrants to purchase up to 225,000 shares of common stock at a nominal price. The Company claims an exemption under section 4(2) of the Securities Act of 1933 based upon the sophistication of the lender.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

      (A) EXHIBITS:

          None.

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------


      (B) REPORTS ON FORM 8-K:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     COMMUNICATIONS CENTRAL INC.




Date:  February 13, 1997

                                              /s/     Jack B. Wages, Jr.
                                              ----------------------------------
                                                              Jack B. Wages, Jr.
                                                                      Controller
                                                  (Principal Accounting Officer)