Form 10-Q
period 1997-03-31
COMMUNICATIONS CENTRAL INC
filed 1997-05-13
CIK 914249

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                               ------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from                             to
                                 -------------------------    ------------------

Commission File Number            0 - 22730
                       ---------------------------------------------------

                          Communications Central Inc.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                    Georgia                             58-1804173
         --------------------------------          -------------------
          (State or other jurisdiction of            (I.R.S. Employer
         incorporation of organization)            Identification No.)

1150 Northmeadow Pkwy., Suite 118, Roswell, Georgia                 30076
-------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

                                (770) 442-7300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
              ----------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   x         No
                                                      ------        -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  There were 6,284,222 shares of Common Stock outstanding as of  May 8, 1997.

                          COMMUNICATIONS CENTRAL INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                          Page
                                                                         -------

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
-------   --------------------------------

          Consolidated Balance Sheets - March 31,
          1997 and June 30, 1996                                          3 - 4

          Consolidated Statements of Income - Three Months
          Ended March 31, 1997 and
          1996 and Nine Months Ended March 31, 1997
          and 1996                                                            5

          Consolidated Statements of Cash Flows -
          Nine Months Ended March 31, 1997 and 1996                           6

          Notes to Consolidated Financial
          Statements - March 31, 1997                                         7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8 - 15
          ---------------------------------------------


                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              16 - 17
-------   --------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Communications Central Inc.
                          Consolidated Balance Sheets

                                                                       March 31,         June 30,
                                                                         1997              1996
                                                                     ------------      ------------
                                                                      (Unaudited)         (Note)
Assets
Current assets:
   Cash ...........................................................  $  1,550,046      $  2,266,327
   Accounts receivable, less allowance for doubtful accounts
     of $1,546,910 and $2,139,889 at March 31, 1997 and
     June 30, 1996, respectively ..................................    13,933,066        10,612,382
   Prepaid expenses ...............................................       632,495           707,699
   Other current assets ...........................................       769,253           870,815
                                                                     ------------      ------------
     Total current assets .........................................    16,884,860        14,457,223

Operating equipment:
    Telecommunications equipment ..................................    74,853,495        73,262,895
    Uninstalled equipment .........................................     1,743,192         1,437,637
                                                                     ------------      ------------
                                                                       76,596,687        74,700,532
    Less accumulated depreciation and amortization ................   (34,615,421)      (29,922,368)
                                                                     ------------      ------------
                                                                       41,981,266        44,778,164
Leasehold improvements and office furniture and equipment,
    net of accumulated depreciation and amortization of
    approximately $2,897,192 and $2,161,591 at March 31, 1997
    and June 30, 1996, respectively ...............................     1,208,781         1,595,312

Deferred loan costs, net of accumulated amortization of $494,303 and $243,011 at March 31, 1997 and June 30, 1996,
    respectively ..................................................       232,753           260,153

Intangible assets:
    Site license contracts, net ...................................     7,160,895         7,053,568
    Agreements not to compete, net ................................       809,656         1,046,450
    Goodwill, net .................................................    35,523,819        36,555,441

Other assets, net .................................................     6,648,482         3,981,292
                                                                     ------------      ------------
      Total assets ................................................  $110,450,512      $109,727,603
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

                          Communications Central Inc.
                          Consolidated Balance Sheets


                                                                      March 31,         June 30,
                                                                        1997              1996
                                                                    ------------     ------------
                                                                     (Unaudited)        (Note)
Liabilities and shareholders' equity
Current liabilities:
    Current portion of notes payable to shareholders ..........     $          -     $      8,333
    Current portion of notes payable ..........................                -           79,650
    Accounts payable ..........................................        4,110,019        3,324,204
    Accrued expenses ..........................................        3,782,037        2,878,447
    Current portion of long-term debt .........................       73,197,389        3,000,000
    Accrued commissions .......................................        1,083,568        2,637,010
    Accrued interest ..........................................          867,991          634,295
    Accrued compensation ......................................          113,949          102,351
    Accrued income taxes payable ..............................          578,984          328,984
                                                                    ------------     ------------

      Total current liabilities ...............................       83,733,937       12,993,274

Long-term debt ................................................                -       70,197,389

Shareholders' equity:
    Common Stock, $.01 par value
      Authorized shares - 50,000,000: issued and outstanding
      shares - 6,058,556 at March 31, 1997 and
      6,054,556 at June 30, 1996 ..............................           60,585           60,545
    Additional paid-in capital ................................       51,480,468       50,067,385
    Accumulated deficit .......................................      (24,824,478)     (23,590,990)
                                                                    ------------     ------------

      Total shareholders' equity ..............................       26,716,575       26,536,940
                                                                    ------------     ------------

      Total liabilities and shareholders' equity ..............     $110,450,512     $109,727,603
                                                                    ============     ============

See notes to consolidated financial statements.

                          Communications Central Inc.
                 Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                           March 31,                    March 31,
                                                  ---------------------------- ----------------------------
                                                        1997          1996           1997           1996
                                                  ------------- -------------- ------------- --------------
Revenues:
 Coin calls......................................  $  8,060,112  $  8,356,736   $ 26,079,504   $ 26,547,038
 Non-coin calls..................................    16,507,982    16,181,975     50,588,795     49,557,436
 Other...........................................       828,166     1,249,858      1,886,631      3,071,032
                                                   ------------  ------------   ------------   ------------
    Total revenues...............................    25,396,260    25,788,569     78,554,930     79,175,506
Cost and expenses:
 Line access charges.............................     7,302,939     9,527,084     23,085,262     27,485,178
 Commissions.....................................     4,557,404     5,466,268     15,102,605     16,966,537
 Service and collection..........................     3,759,911     7,540,998     11,707,201     14,539,217
 Bad debt expense................................     3,714,185     2,608,730      9,601,422      6,268,219
 Selling, general and administrative.............     2,307,953     1,378,228      6,314,412      3,681,932
 Depreciation and amortization...................     3,014,167     2,717,296      9,061,723      8,906,169
 Impairment loss.................................             -    14,183,996              -     14,183,996
                                                   ------------  ------------   ------------   ------------
  Total cost and expense.........................    24,656,559    43,422,600     74,872,625     92,031,248
                                                   ------------  ------------   ------------   ------------

Operating income (loss)..........................       739,701   (17,634,031)     3,682,305    (12,855,742)

Interest expense.................................     1,609,916     1,617,039      4,915,793      4,697,845
                                                    -----------  ------------   ------------   ------------

Income  (loss) before income tax expense.........    (  870,215)  (19,251,070)    (1,233,488)   (17,553,587)

Income tax expense (benefit).....................             -   (   342,768)             -         78,352
                                                    -----------  ------------   ------------   ------------

Net income (loss)................................   $(  870,215) $(18,908,302)  $( 1,233,488)  $(17,631,939)
                                                    ===========  ============   ============   ============

Net income (loss) per share......................   $(     0.14) $(      3.12)  $(      0.20)  $(      2.91)
                                                    ===========  =============  ============   ============

Weighted average number of shares outstanding....     6,055,045     6,054,556      6,054,717      6,054,556
                                                    ===========  =============  ============  =============

See notes to consolidated financial statements.

                          Communications Central Inc.
              Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                             ---------------------------------
                                                                                 1997                1996
                                                                             -------------       -------------
Operating activities
Net income ...............................................................   $(1,233,488)        $(17,631,939)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ........................................     9,061,723            9,724,283
    Other ................................................................             -           13,974,998
    Changes in operating assets and liabilities:
      Accounts receivable ................................................   ( 3,320,684)             554,408
      Prepaid expenses, other current assets and other assets ............   ( 1,945,672)         ( 2,187,851)
      Accounts payable and other accrued expenses ........................       631,258            1,307,941
                                                                             -----------          -----------
Net cash provided by operating activities ................................     3,193,137            5,741,840

Investing activities
Purchases of telecommunications equipment, leasehold improvements,
  office furniture and equipment .........................................   ( 1,969,759)         ( 5,770,058)
Acquisitions of telecommunications equipment, site licenses,
  agreements not to compete and goodwill .................................   (    27,526)         (   462,000)
Purchases of site licenses ...............................................   ( 1,635,257)         ( 1,338,051)
                                                                             -----------          -----------
Net cash used in investing activities ....................................   ( 3,632,542)         ( 7,570,109)

Financing activities
Payments on notes payable ................................................   (    87,983)         (   143,750)
Payment of loan origination cost..........................................   (   223,893)         (   358,625)
Proceeds from long-term debt .............................................             -            3,000,000
Issuance of Common Stock  ................................................        35,000              208,270
                                                                             -----------          -----------
Net cash provided by financing activities ................................   (   276,876)           2,705,895
                                                                             -----------          -----------
Increase (decrease) in cash ..............................................   (   716,281)             877,626
Cash at beginning of period ..............................................     2,266,327                4,041
                                                                             -----------          -----------
Cash at end of period ....................................................   $ 1,550,046          $   881,667
                                                                             ===========          ===========

Supplemental disclosure
Cash paid for interest ...................................................   $ 4,654,668          $ 5,108,707
                                                                             ===========          ===========
Cash paid for income taxes ...............................................   $         -          $   250,000
                                                                             ===========          ===========

See notes to consolidated financial statements.

                           COMMUNICATIONS CENTRAL INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MARCH 31, 1997


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

     Communications Central Inc. ("CCI" or the "Company") derives substantially all of its revenue from calls placed from its payphone and inmate phone network. Coin revenue is derived from calls made by depositing coins in the telephone. Non-coin revenue is derived from calls that are placed using either a calling card or credit card or as a collect call where the called party will be charged for the call. The call may also be billed to a third party. The Company realizes additional non-coin revenue from long distance carriers pursuant to federal and state regulation as compensation for "dial-around" calls made from its payphones. A "dial-around" call is a call initiated at a CCI payphone, but made by utilizing a long distance carrier other than the one designated by the Company and from which the Company derives no direct revenue.

     The Company's operating expenses include line access charges, commissions, field service and collection expenses, and selling, general and administrative expenses. Line access charges include interconnection and local measured usage charges paid to Local Exchange Carriers ("LEC's"), long distance transmission charges, billing, collection and validation costs, and operator services charges. Commissions are fees paid regularly to business operators or governmental authorities usually based on a percentage of revenue generated by the Company's payphones and inmate phones. Field service and collection expenses include the costs of collecting and processing coins, maintaining and repairing the telephones and technical support for polling, software maintenance, and diagnostics performed on the Company's payphones and inmate phones.

     In July 1995, the Company entered into an outsourcing agreement (the "Services Agreement") with Perot Systems Field Services Corporation ("Perot"), a subsidiary of Perot Systems Corporation. The Services Agreement provided that Perot would operate the Company's management information systems and manage the field services and sales fulfillment functions of the Company's payphone operations for a period of ten years in exchange for a monthly fee equal to the greater of a specified percentage of CCI's revenues attributable to the Company's payphone operations or a flat per phone charge, as well as certain cash incentives for increasing operating performance measurements or overall revenues on a per phone basis. The Services Agreement assumed, for purposes of calculating CCI's aggregate monthly fee, that the Company would maintain a minimum number of payphones. The Services Agreement did not include the Company's inmate phone operations, which remain the responsibility of CCI.

     Effective April 1, 1997, CCI and Perot Systems Corporation entered into a new Agreement under which Perot will continue to manage the Company's management information systems. The field services and sales fulfillment functions and responsibilities were transferred back to CCI on April 1, 1997.

     On March 14, 1997, the Company entered into an Agreement and Plan of Merger ("Agreement") with Phonetel Technologies, Inc. ("Phonetel"). The Agreement provides that Phonetel will commence an offer to purchase all Shares of the Company validly submitted pursuant to the associated tender offer. The entire Agreement is outlined in the Schedule 14D-9, Solicitation/Recommendation Statement on file with the Securities and Exchange Commission. The merger is subject to many conditions, including the tendering of at least 75% of the Shares outstanding on a fully diluted basis and the ability of Phonetel to receive sufficient financing in amount to enable it to consummate the Offer and to refinance certain indebtedness of the Company. Under the Agreement, the merger is to take place prior to May 20, 1997.

RESULTS OF OPERATIONS

Fiscal Quarter Ended March 31, 1997 Compared to Fiscal Quarter Ended March 31, 1996

     Total revenues for the third quarter of fiscal 1997 were $25.4 million compared to $25.8 million for the third quarter of fiscal 1996, a decrease of $.4 million or 1.6%. Revenues were affected by an increase in "dial-around" compensation as a result of the Telecommunications Act of 1996 (the "Telecom Act") and the continued decrease in operator assisted calls on the Company's network. Other revenue for the third quarter of fiscal 1997 consisted of the recognition of $.6 million of revenue from the increase in value of certain warrants owned by the Company. The third quarter of fiscal 1996 included revenue of $.4 million from the Company's switch division, which was discontinued in March, 1996, and $.6 million from the increase in value of the aforementioned warrants.

     For the third quarter of fiscal 1997, the payphone business experienced a net decrease of 78 payphones, compared to a net increase of 652 payphones in the third quarter of fiscal 1996. The inmate business experienced a net decrease of 118 lines for the third quarter of fiscal 1997, compared to a net decrease of 85 lines for the third quarter of fiscal 1996. The weighted average number of installed payphones decreased to 26,110 at the end of the third quarter of fiscal 1997 from 27,163 at the end of the third quarter of fiscal 1996, a decrease of 3.9%. This decrease in phone count was primarily a result of the aggressive removal of over 1,100 underperforming payphones during the end of calendar year 1996. The weighted average number of installed inmate lines increased to 4,693 at the end of the third quarter of fiscal 1997 from 4,614 at the end of the third quarter of 1996, an increase of 1.7%. The increase in inmate lines was primarily the result of increased lines in existing inmate facilities.

     The decrease in total revenues for the third quarter of fiscal 1997 reflects a 3.5% decrease in revenues from coin calls and a 2.0% increase in revenues from non-coin calls as compared to the third quarter of fiscal 1996. The decrease in coin revenue is primarily due to the aforementioned removal of underperforming payphones. The Company's payphones experienced a 17% increase in revenue per phone when compared to the same period last fiscal year. This increase is primarily attributed to the impact of the removal program and the additional "dial-around" compensation prescribed by the "Telecom Act". The Company's inmate phones experienced a 18% decrease in revenue per phone on a comparable basis, primarily as a result of the Company's new inmate direct billing with deposit requirements policy. See a discussion of bad debts in the "Safe Harbor" section on page 13.

     During the third quarter of fiscal 1996, the Company made certain changes in accounting estimates for legal reserves, accruals for taxes, insurance and other expenses and write-offs of non-productive assets cumulatively totaling $4.7 million. These non-recurring items are principally reflected in service and collection and selling, general and administrative expenses and make it difficult to make meaningful year-to-year comparisons.

     Line access charges decreased to $7.3 million in the third quarter of fiscal 1997 from $9.5 million in the corresponding quarter of fiscal 1996 due to the decreased number of phones comprising the Company's network, the impact of re-negotiated agreements, rate relief from certain service providers, and the decrease in calling volumes. These charges represented 28.8% of total revenues in the third quarter of fiscal 1997 as compared to 36.9% in the corresponding quarter of fiscal 1996.

     Commissions paid to customers decreased to $4.6 million in the third quarter of fiscal 1997 compared to $5.5 million in the third quarter of fiscal 1996. These amounts represented 17.9% of total revenues in the third quarter of fiscal 1997 compared to 21.2% in the corresponding quarter of fiscal 1996. The decrease was primarily due to the decreased number of phones on the Company's network and the closing of the Company's switch division. Third party commissions in the switch division in the third quarter of 1996 were approximately $.2 million.

     Service and collection expense decreased from $7.5 million in the third quarter of fiscal 1996 to $3.8 million in the corresponding quarter of fiscal 1997. These amounts represented 29.2% of total revenues in the third quarter of fiscal 1996 compared to 14.8% in the corresponding quarter of fiscal 1997. This decrease in the third quarter of fiscal 1997 resulted primarily from the above non-recurring adjustments.

     Selling, general and administrative expenses were $2.3 million in the third quarter of fiscal 1997 compared to $1.4 million in the corresponding quarter of fiscal 1996. These amounts represented 9.1% of total revenues in the third quarter of 1997 compared to 5.3% in the same quarter of 1996. The increase was primarily attributable to the establishment of a dedicated direct sales force for the Payphone Division during the latter half of fiscal 1996 and into fiscal 1997.

     Bad debt expenses increased to $3.7 million in the third quarter of fiscal 1997 compared to $2.6 million in the same quarter of fiscal 1996. These amounts represented 14.6% of total revenues in the third quarter of 1997 compared to 10.1% in the same quarter of fiscal 1996. The amount of the increase is attributable primarily to high bad debt expense for the inmate lines. See the discussion of bad debt in the "Safe Harbor" section on page 13.

     Depreciation and amortization expense increased to $3.0 million in the third quarter of fiscal 1997 from $2.7 million in the corresponding quarter of fiscal 1996 primarily because of the non-cash amortization of the warrant required under the 1996 Credit Agreement.

     In the third quarter of fiscal 1996 an impairment loss of $14.2 million was recognized in accordance with FAS 121. Cash flows were examined on an acquisition by acquisition basis and included management's best estimates of future income and expenses for each acquisition. Estimates reflected a continued reduction in operator service provider revenue as a result of "dial around". Where the sum of future cash flows were less than the then present book values of the acquisitions, an impairment was recognized.

     As a result of the foregoing, operating income was $.7 million in the third quarter of fiscal 1997 compared to an operating loss of $17.6 million in the third quarter of fiscal 1996. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $3.7 million in the third quarter of fiscal 1997 compared to a $.7 million loss in the corresponding quarter of fiscal 1996. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

     Interest expense was $1.6 million in the third quarter of fiscal 1997 as well as in the corresponding quarter of fiscal 1996.

     The Company experienced a net loss of $.9 in the third quarter of fiscal 1997 compared to a loss of $18.9 million in the corresponding quarter of fiscal 1996, or a loss of $.14 per share in the third quarter of fiscal 1997 versus a loss of $3.12 per share in the third quarter of fiscal 1996.

Nine Months Ended  March 31, 1997 Compared to Nine Months Ended  March 31, 1996

     Total revenues for the first nine months of fiscal 1997 were $78.6 million compared to $79.2 million for the comparable nine months in fiscal 1996, a decrease of $.6 million or .8%. Revenues were affected by an increase in "dial-around" compensation as a result of the Telecom Act and the continued decrease in operator assisted calls on the Company's network. In addition, the Company discontinued its switch division in March, 1996. In the first nine months of fiscal 1996, the Company's switch division had third party revenue of approximately $2.0 million.

     During the third quarter of fiscal 1996, the Company made certain changes in accounting estimates for legal reserves, accruals for taxes, insurance and other expenses and write-offs of non-productive assets cumulatively totaling $4.7 million. These non-recurring items are principally reflected in service and collection and selling, general and administration expenses and make it difficult to make meaningful year-to-year comparisons.

     Line access charges decreased to $23.1 million in the first nine months of fiscal 1997 from $27.5 million in the corresponding period of fiscal 1996 due to the decreased number of phones comprising the Company's network and the impact of re-negotiated agreements and/or rate relief from certain service providers. These charges represented 29.4% of total revenues in the first nine months of fiscal 1997 as compared to 34.7% in the corresponding period of fiscal 1996.

     Commissions paid to customers decreased to $15.1 million in the first nine months of fiscal 1997 compared to $17.0 million in the same period of fiscal 1996. These amounts represented 19.2% of total revenues in the first nine months of fiscal 1997 compared to 21.4% in the corresponding period of fiscal 1996. The decrease was primarily due to the decreased number of phones on the Company's network and the closing of the Company's switch division. Third party commissions in the switch division in the first nine months of 1996 were approximately $2.0 million.

     Service and collection expense decreased from $14.5 million in the first nine months of fiscal 1996 to $11.7 million in the corresponding period of fiscal 1997. These amount represented 18.4% of total revenues in the first nine months of fiscal 1996 compared to 14.9% in the corresponding period of fiscal 1997. This decrease was primarily a result of the above nonrecurring adjustments made in the third quarter of fiscal 1996.

     Selling, general and administrative expenses were $6.3 million in the first nine months of fiscal 1997 compared to $3.7 million in the corresponding period of fiscal 1996. These amounts represented 8.0% of total revenues in the first nine months of 1997 compared to 4.7% in the same period of fiscal 1996. The increase was attributable to the establishment of a dedicated direct sales force for the Payphone Division during the later half of fiscal 1996 and into fiscal 1997.

     Bad debt expenses increased to $9.6 million in the first nine months of fiscal 1997 compared to $6.3 million in the same period of fiscal 1996. These amounts represented 12.2% of total revenues in the first nine months of fiscal 1997 compared to 7.9% in the same period of fiscal 1996. The amount of the increase is attributable primarily to higher bad debt expenses for the inmate lines. See the discussion of bad debt in the "Safe Harbor" section on page 13.

     Depreciation and amortization expense increased to $9.1 million in the first nine months of fiscal 1997 from $8.9 million in the corresponding period of fiscal 1996 primarily due to the amortization of the warrant required under the 1996 Credit Agreement.

     During the first nine months of fiscal 1996, an impairment loss of $14.2 million was recognized in accordance with FAS 121. Cash flows were examined on an acquisition by acquisition basis and included management's best estimates of future income and expenses for each acquisition. Estimates reflected a continued reduction in operator service provider revenue as a result of "dial around". Where the sum of future cash flows were less than the present book values of the acquisitions, an impairment was recognized.

     As a result of the foregoing, operating income was $3.7 million for the first nine months of fiscal 1997 compared to an operating loss of $12.9 million in the same period of fiscal 1996. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $12.7 million in the first nine months of fiscal 1997 compared to $10.2 million in the corresponding period of fiscal 1996. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

     Interest expense was $4.9 million for the first nine months of fiscal 1997 compared to $4.7 million in the corresponding period of fiscal 1996. The increase from fiscal 1996 to fiscal 1997 was caused by fluctuations in the interest rates paid.

     The Company experienced a net loss of $1.2 million in the first nine months of fiscal 1997 compared to a loss of $17.6 million in the corresponding period of fiscal 1996, or a loss of $.20 per share for the first nine months of fiscal 1997 versus a loss of $2.91 per share in the same period of fiscal 1996.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     During fiscal 1997, the Company has financed its operations from operating cash flows. Net cash provided by operating activities for the first nine months of fiscal 1997 was approximately $3.2 million compared to $5.7 for the first nine months of fiscal 1996.

     The Company's working capital shows a deficit of approximately $66.9 million with a current ratio of .20 to 1 at March 31, 1997. This compares to a working capital balance of $1.4 million and a current ratio for 1.1 to 1 at March 31, 1996. The change in the Company's working capital is primarily a result of reflecting the entire amount borrowed under the Credit Agreement as current. The existing Credit Agreement requires a $12.0 million payment on July 1, 1997 and then the remaining balance is to be paid over a 2 year term. There is no assurance that the Company can refinance the debt or meet the required payments from internal sources. The Company's principal commitments as of March 31, 1997, consisted of a commitment under the Services Agreement to purchase $.7 million of hardware and related software from Perot, and a commitment to repay the aforementioned bank debt. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for the rest of fiscal 1997. However, as discussed above, the Company is required to pay $12.0 million of the outstanding principal balance under its bank credit facility on July 1, 1997. The Company is actively seeking to raise equity or other capital to meet its obligation, and is also considering or pursuing various opportunities that could result in possible business combinations or dispositions to address some or all
of its capital needs.   See "Safe Harbor" statements made herein.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

Liquidity:  In order to meets its obligations under the 1996 Credit Agreement,
----------
as amended, the Company is actively seeking to raise additional capital or restructure its bank debt. In the course of such discussions, the Company was approached by Phonetel Technologies, Inc. which resulted in a cash tender offer for the Shares of the Company. The Agreement and Plan of Merger between the companies includes the repayment in full of the bank debt. Should the merger not be consummated, the Company would continue with its efforts in raising additional capital and/or restructuring its bank debt. Management believes that the Company's ability to raise such additional capital will significantly depend upon the implementation and effect of the rules promulgated pursuant to the Telecom Act, which rules could significantly impact the Company's prospective results of operations and financial condition and the ability of the Company to meets its obligations under the 1996 Credit Agreement, as amended.

Bad Debt:  Traditionally, the Company has utilized the services of the LEC's in
---------
the billing and collection process for operator-assisted or direct dial (non-coin) calls. Essentially all of the calls made from the Company's inmate phones have been billed through large clearinghouses that in turn send the information to the LEC's for billing and collection. Due to the Company's dependence upon the LEC's for billing and collection, it has taken the Company as long as 24 months to determine whether an inmate account is collectible. This long collection process makes it particularly difficult for the Company to estimate the amount of bad debt attributable to the Company's inmate phone revenue. The Company has witnessed an increase in the amount of bad debt for these inmate lines. To address the issue of bad debt, the Company has implemented a program of direct billing with deposit requirements that will enable it to bill the called numbers directly and set tighter credit parameters. These procedures are new for the Company and in certain states, regulatory approval may be required. Since December 1, 1996, the Company has been able to implement the program in states that generate approximately 76% of the Company's inmate phone revenues. The combination of stringent credit parameters, direct billing and deposit requirements has resulted in a decrease in inmate call volumes. However, management believes that this decrease in call volume should be offset by the decrease in the level of bad debt. Because of the aforementioned delay in determining the collectibility of an account through the LEC billing, this decrease in the level of bad debt may take up to 24 months to be realized. Although the Company believes that the direct billing with deposit requirements program will reduce the amount of bad debt attributable to its inmate phones, no assurances can be given as to the success of the program.

Dial Around Compensation:  The Federal Communication Commission's ("FCC")
-------------------------
implementation of the provisions of the Telecom Act initially mandates dial around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month, with a transition to a per-call system at the default rate of $.35 per call beginning October 6, 1997. On October 6, 1998, this rate will either be adjusted to equal the local coin rate being charged at the particular payphone, or to a rate negotiated between the Company and the carriers who are required to pay. The initial flat-rate payment level significantly increases dial around compensation revenues, and the Company believes that a per-call system at a $.35 level will further increase these revenues. Effective November 8, 1996, the Company began accruing approximately $45.85 per payphone per month (excluding inmate phones) in dial around compensation. However, market forces and factors outside the Company's control could substantially affect whether the corresponding cash flows are realized. These factors include, but are not limited to, legal action delaying, staying, modifying or even overturning provisions of the Telecom Act (appeals are currently pending challenging the application and amount of dial around compensation), as well as the FCC's recognition that existing regulations do not prohibit an IXC from blocking subscriber 800 numbers from payphones should the IXC elect to avoid paying per-call compensation on these calls.

Local Coin Rate:   In ensuring "fair compensation" for all calls, the FCC
----------------
further determined that local coin rates from payphones should be generally deregulated within one year, but provided for possible modifications and exemptions from deregulation upon a detailed showing by an individual state.
The states may move to deregulation earlier than one year, but a state may also obtain a limited exemption from deregulation by "demonstrat[ing] to the Commission that there are market failures within the state that would not allow market-based rates". Where deregulation is implemented, Management believes the Company is likely to experience increases in its coin revenue per phone. The Company currently operates in two states where the local coin rate is 35 cents. However, given the FCC's failure to specify particular requirements for obtaining an exemption, as well as the uncertainty of the outcome of legal proceedings relating to the provisions of the Telecom Act and pending appeals on this issue, the Company is unable to adequately predict the ultimate revenue impact of local coin rate deregulation.

Other Telecom Act Provisions:        In addition to the issues addressed above,
-----------------------------
there are a significant number of other Telecom Act provisions, as implemented by the FCC, that may have an impact upon the Company. Among the most important are the required cessation of subsidies upon the removal of LEC payphones from the regulated rate base by April 15, 1997, the Regional Bell Operating Companies' ("RBOC") development of specific plans detailing their compliance with nondiscrimination and accounting requirements and other safeguards against subsidies and discrimination, and the RBOCs' authority to select interLATA carriers serving their payphones in conjunction with location owners. As a whole, the Telecom Act provisions should change the competitive framework of the public communications industry. The Company believes that the Telecom Act will address certain of the fundamental inequities in the payphone market and generally lead to a more equitable competitive environment for all providers. However, there can be no assurance that long-term positive results for the Company will actually occur.

Billed Party Preference Proceeding:  The FCC has previously issued a Second
-----------------------------------
Notice of Proposed Rulemaking regarding "Billed Party Preference" ("BPP") and associated call rating issues, including potential "rate benchmarks" and caller notification requirements for 0+ and 0- interstate long distance calls. If BPP is implemented, the billed party would bypass CCI's selected long distance carrier and the Company would fail to receive commissions from its prescribed carrier. Management believes that the implementation of BPP is not likely to be achieved, since it would involve significant expense and technological changes as evidenced by the record in the FCC proceeding. However, no assurances can be given that BPP will not be implemented. Moreover, should "rate benchmark" or caller notification requirements be implemented by the FCC for such operator-assisted calling, the Company could be negatively impacted, depending upon the specific level of the benchmark or the particular notification requirements. Without further FCC action, for which a timetable is not mandated, the Company is unable to reasonably assess any potential impact that BPP, "rate benchmarks" or caller notifications, if implemented, might have on its payphone and inmate phone operations.

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

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES
-------  ---------------------

     In August 1996, the Company entered into an amended and restated Credit Agreement (the "1996 Credit Agreement"). In October 1996, an amendment was entered into amending the terms of the 1996 Credit Agreement. The 1996 Credit Agreement, as amended, requires the Company to repay $12.0 million of its indebtedness thereunder on or before July 1, 1997, and to repay the remaining $63.0 million of its indebtedness in increments of $.5 million per month beginning on January 1, 1997 through the end of its term, which is June 30, 1999. Borrowings under the 1996 Credit Agreement, as amended, bear interest at either a LIBOR-based or prime rate at the Company's option. In conjunction with the 1996 Credit Agreement, as amended, the Company granted the lender warrants to purchase up to 225,000 shares of common stock at a nominal price. The Company claims an exemption under section 4(2) of the Securities Act of 1933 based upon the sophistication of the lender.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (A) EXHIBITS:

         None


     (B) REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMMUNICATIONS CENTRAL INC.




Date:  May 12, 1997                        /s/     C.  Douglas McKeever.
                                           -------------------------------------
                                              C. Douglas McKeever.
                                              Vice President - Finance
                                              (Principal Accounting Officer)