Form 10-K405
period 1997-06-30
COMMUNICATIONS CENTRAL INC
filed 1997-10-06
CIK 914249

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended June 30, 1997.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from            to
                                    ----------    ----------

                       Commission File Number:  0-22730
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 25, 1997: $51,866,817.75.

  Number of shares of Common Stock outstanding as of  September 20, 1997:
6,285,987.

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

ITEM 1. BUSINESS.
----------------

BACKGROUND

        Communications Central Inc. ("CCI" or the "Company") owns and operates a network of over 26,000 coin-operated payphones and inmate phones located in 42 states and the District of Columbia and believes it is the third largest independent operator of payphones and the second largest independent provider of inmate phones in the country. The Company's payphones are located where there is significant demand for payphone services, such as convenience stores, service stations, grocery stores, hospitals, shopping centers and truck stops, and generate revenue from both coin calls and "non-coin" calls, such as collect calls, third-party calls and credit card or calling card calls. The Company's inmate phones are installed in approximately 560 correctional institutions, most of which are operated at the county and local government level. All inmate phone revenue is generated from non-coin calls. Substantially all of CCI's payphones and inmate phones are electronically linked to the Company's centralized, proprietary management information systems that permit the Company to monitor phone usage patterns and address potential service and maintenance needs before they cause significant downtime or come to the attention of the site operator or correctional institution.

        The Company was founded in June 1986 and grew rapidly, primarily through acquisitions, to revenues of $29.9 million for the fiscal year ended June 30, 1993. In December 1993, the Company successfully completed its initial public offering of 2.5 million shares of Common Stock and raised over $23 million in capital. Since the initial public offering, the Company has used such capital and bank borrowings to acquire the businesses and operations of 15 companies that added more than 7,700 payphones and over 4,300 inmate phones to the Company's operations. This Report covers the Company's fiscal year ended June 30, 1997 ("fiscal 1997").

        On September 20, 1996, the Federal Communications Commission ("FCC") issued its Report and Order implementing the payphone-specific provisions of the
           ----------------
Telecom Act. Among its directives, the FCC prescribed dial around compensation for all access code and 800 subscriber calls from payphones at a flat rate of $45.85 per payphone per month for the first year, with a per-call compensation system to be implemented by October 7, 1997 under which compensation was required to be paid at a default rate of $.35 per call. Based on appeals filed challenging various aspects of the FCC's orders, on July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit ("Court") issued an opinion which, among other things, affirmed the deregulation of the local coin rate on October 7, 1997 and remanded both the interim dial around compensation rate of $45.85 per payphone per month and the default compensation rate of $.35 per call to the FCC for further review. Following the release of the Court's opinion, a number of interested parties filed motions for rehearing and/or clarification of the July 1, 1997 decision. On September 16, 1997, the Court clarified that it had, in fact, intended that the dial around compensation provisions of the FCC's orders be vacated. On the same day, the Court denied motions for rehearing on the local coin rate, thus affirming that the rate will be deregulated on October 7, 1997. These and other regulatory changes could significantly impact the Company's operations for the foreseeable future. See "Regulation."

        In January 1997, the Company began to reassume responsibility for tasks relating to the payphone division that were previously assigned to Perot Systems Field Services Corporation ("Perot") pursuant to an outsourcing agreement entered into in July 1995. Under the outsourcing agreement, as amended (the "Services Agreement"), the Company is again responsible for the field operations of the payphone division. Perot will continue to handle the management information services function of the payphone division and complete final documentation and enhancements to the Perot/CCI Oracle based payphone information system.

        On March 16, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel") and PhoneTel Acquisition Corp. ("Acquisition") pursuant to which Acquisition commenced a tender offer to purchase all of the outstanding shares of Common Stock of the Company (including the associated rights to purchase shares of the Company's Common Stock). The Merger Agreement, as amended by First Amendment to Agreement and Plan of Merger dated as of May 15, 1997 was terminated effective August 21, 1997 without any shares of the Company's Common Stock being purchased.

        On August 21, 1997, the Company, InVision Telecom, Inc. (a wholly owned subsidiary of the Company), and Talton Holdings, Inc. ("Talton") entered into an Asset Purchase Agreement (the "Purchase Agreement") whereby Talton agreed to purchase substantially all of the assets of the Company's inmate phone business for approximately $42 million (subject to adjustment as provided in the Purchase Agreement). The Purchase Agreement is scheduled to close on or about October 31, 1997 and is subject to certain closing conditions including the consent of the Company's principal lender and the execution of satisfactory employment agreements with certain members of InVision's management team. Upon consummation of the Purchase Agreement and the transactions contemplated thereby, the Company will not own any inmate phones or have any inmate phone operations.

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

        Prior to the AT&T divestiture, the RBOCs could refuse to provide payphone service to a business operator or, if service was installed, would typically only pay minimal commissions for the right to place a payphone on the business premises. Following the AT&T divestiture and the FCC's authorization of payphone competition, independent payphone operators began to pay property owners competitive commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on their premises. Initially, coin revenue was the only source of revenue from these payphones because independent operators were unable to participate in revenues from non-coin calls. However, the operator service provider ("OSP") industry emerged and enabled independent payphone providers to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, independent payphone operators were able to participate in a portion of non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, independent payphone operators were able to compete more vigorously with RBOCs for site location agreements by paying more competitive commissions to business operators.

PAYPHONE AND INMATE PHONE OPERATIONS

        As of the end of fiscal 1997, CCI owned and operated over 26,000 payphones and inmate phones. The following table sets forth the number of phones installed in each state as of June 30, 1997:

--------------------------------------------------------
       State         Payphones   Inmate Phones   Total
--------------------------------------------------------
Alabama                  1,488        19          1,507
Arizona                      -        74             74
Arkansas                   396        70            466
California                   -       523            523
Colorado                   407         6            413
Delaware                    16         -             16
District of Columbia        69         -             69
Florida                  3,471       185          3,656
Georgia                  2,248       211          2,459
Idaho                        -        59             59
Illinois                   955       862          1,817
Indiana                    208       413            621
Iowa                        16         -             16
Kansas                       6         -              6
Kentucky                   125       495            620
Louisiana                  775        96            871
Maryland                   144       124            268
Massachusetts                -       432            432
Michigan                   251       139            390
Minnesota                  366        45            411
Mississippi                831         -            831
Missouri                   146         7            153
Montana                      -       145            145
Nebraska                     -        18             18
Nevada                       -       103            103
New Jersey                   7         -              7
New Mexico                   -        30             30
New York                     -        18             18
North Carolina             968       165          1,133
North Dakota                 6         -              6
Ohio                       433       381            814
Oklahoma                    82         -             82
Oregon                       -         4              4
Pennsylvania               428        34            462
South Carolina             500        16            516
Tennessee                2,049       606          2,655
Texas                    2,260       196          2,456
Utah                        11         2             13
Virginia                 1,389       283          1,672
Washington                   2        31             33
West Virginia               68        72            140
Wisconsin                  132        28            160
Wyoming                      -        32             32
                       ---------------------------------
   TOTALS               20,253     5,924         26,177
                       =================================

Upon consummation of the Purchase Agreement with Talton, the Company will not own any inmate phones or have any inmate phone operations.

        CCI's payphones generate revenue from both coin and non-coin calls. Coin calls include traditional local calls at 10 cents, 25 cents or 35 cents (the FCC has ordered that the local coin rate be deregulated as of October 7, 1997: See "Regulation") and "1+" long distance calls which the Company markets at a rate of four-minute increments for $1.00 at most of the Company's payphones. Non-coin calls include calling card, credit card, collect and third-party billed calls made from CCI's phones. Non-coin calls generate revenue from intrastate and interstate calls placed through arrangements with various long distance or "interexchange carriers" ("IXCs") selected by CCI. The Company considers a variety of factors when selecting a specific long distance carrier for use at its payphones. These factors include the financial and other contractual arrangements between CCI and the long distance carrier, the financial stability of the carrier, the quality of service, the location of the payphone, the types of calls made from the location, the profitability of each type of call under each calling alternative, the requirements of the property owners, and applicable regulatory restrictions.

        The Company has also received revenues from IXCs through "dial around compensation." Dial around compensation is revenue derived from the use of the Company's payphones in two methods. The first method is when an "access code" is dialed by an end user for the purpose of placing a call using an alternative billing method, such as a calling card. For example, a caller may dial "102880" or "1-800-CALL-ATT" to obtain entrance into the AT&T network to place a call that will be handled and billed by AT&T, thus "dialing around" the Company's presubscribed carrier. Previously, the Company was paid dial around compensation for access code calls (using 10XXX, 950 or "800" carrier access numbers) at a rate of $6.00 per phone per month. During 1995, the Company experienced a change in compensation payments from AT&T and Sprint, who received authority from the FCC to begin paying at a rate of 25 cents per call in lieu of their share of the $6.00 flat rate in the areas where access calls could be tracked. More recently, the FCC determined that dial around compensation also included a second method of payphone use when end users place "subscriber calls" to a toll-free number for purposes other than to access a carrier's network.
The FCC also recognized that existing regulations do not prohibit an IXC from blocking subscriber "800" numbers from payphones if the IXC wants to avoid paying per-call compensation on these calls. Examples of these calls include 1-800-FLOWERS and toll-free "800" or "888" numbers to an end user's business office. The FCC increased the compensation level and revised the method for calculating dial around compensation for both types of dial around calls in a ruling on September 20, 1996. Effective November 7, 1996, the Company was entitled to receive dial around compensation at a flat rate of $45.85 per phone per month for the first year, with a per call compensation system to be implemented by October 7, 1997 under which compensation would be paid at a
default rate of $.35 per call.   On July 1, 1997, the United States Court of
Appeals for the District of Columbia Circuit ("Court"), remanded the interim dial-around compensation plan and the default per call compensation rate to the FCC for further review. However, on September 16, 1997, the Court clarified that the existing dial around compensation system was vacated, pending further
FCC review.   See "Regulation."  Dial around compensation has not been paid on inmate calls since inmate phone providers are not required under applicable laws to allow access to all long distance carriers.

        CCI's inmate phones generate non-coin revenue only. Calls originating from inmate facilities are handled by the Company through the use of automated call processing technology which permits collect-only calling. The Company has witnessed an increase in the amount of bad debt for its inmate phone revenue over the past year to approximately 30%. To address the issue of bad debt, the Company implemented a program for direct billing that enabled it to bill the called number directly and set parameters for blocking calls based on collection results. As of June 30, 1997, the Company had successfully implemented the direct billing program in conjunction with a strengthened credit policy in all but 3 states in which it operates. The combination of the direct billing program and the new credit policy resulted in approximately a 20% reduction in call volumes in the fourth fiscal quarter. Although the Company implemented the direct billing program with the belief that it will reduce the amount of bad debt attributable to its inmate phones, no assurance can be given as to the success of the direct billing program in reducing the level of bad debt.

MARKETING AND SALES

        The Company's marketing and sales efforts in its payphone operations are divided into sales for independent and key accounts and corporate accounts. Corporate accounts generally provide payphone growth and call volume, while independent and key accounts generally provide better gross margins, are less susceptible to turnover when the contract expires and have longer contractual terms.

        INDEPENDENT AND KEY PAYPHONE ACCOUNTS

        As of June 30, 1997, approximately 59% of the Company's payphone base was represented by independent and key accounts. Independent accounts are defined by the Company as those businesses with fewer than ten payphones. Key accounts are those with 10 to 20 payphones. The Company selects locations for its payphones where it believes there is a demonstrated high demand for payphone service and where the phones may be easily serviced. The Company generally does not install a payphone unless it estimates that the location will generate minimum levels of coin and non-coin revenue per month. For the majority of payphone locations, the Company bases its estimates on the historical revenue from each site. When available, CCI obtains the historical data of existing locations from the business operator. When historical data is unavailable for a prospective location, CCI examines store hours, other payphones in the area, traffic patterns, data from payphones in comparable locations and other factors to determine whether to install a payphone at a particular site.

        The Company negotiates site location agreements at desirable locations by offering commissions to business operators typically based upon percentages of revenue. Site location agreements for independent accounts usually have five to ten-year terms. Under the Company's current form of site location agreement, CCI can generally terminate a site location agreement if it determines that a payphone is not profitable.

        CCI markets its payphones to independent accounts on a commission basis through a network of independent marketing representatives who represent the Company under the supervision of the Vice President, Sales and Marketing, and CCI's field sales and operating managers.

        CORPORATE PAYPHONE ACCOUNTS

        As of June 30, 1997, corporate payphone accounts represented approximately 41% of CCI's payphone base. The Company's marketing efforts to corporate accounts are directed to large, multi-location entities, such as restaurant chains, grocery stores, property management companies, hospitals, convenience store operators, franchisers, shopping mall developers, department store chains and oil service companies. CCI's marketing campaign to corporate accounts emphasizes the Company's ability to offer complete coverage of all of the customer's payphone needs, including standardized reporting, broad geographical coverage and extensive service. Contracts with corporate account customers are negotiated on an account-by-account basis and typically have three to seven-year contract terms. Previously, regulatory limitations prevented RBOCs from being able to provide this breadth of service to corporate account customers who, by definition, tend to have operations that cross RBOCs operating territories. However, a 1996 FCC ruling lifted certain of these limitations to allow RBOCs to provide such service. See "Regulation." Among major oil companies, CCI's corporate accounts include Conoco Inc., Crown Central Petroleum Corporation and Racetrac Petroleum, Inc. In the convenience store industry, CCI's corporate accounts include, among others, Country Cupboard Food Stores, Inc. and E-Z Serve Corp. As of June 30, 1997, the Company's largest corporate account customer represented approximately 3.8% of its payphone base (exclusive of inmate phones) and the four largest corporate accounts represented approximately 12.1% of its payphone base.

TECHNOLOGY

        Historically, when a call was initiated at most payphones owned by a LEC, the call was processed through one of the LEC's central offices which communicated with the caller, if necessary, and controlled the payphone by external means. By contrast, the Company's payphones are "smart" terminals and process the functions associated with a call using a microprocessor located within the payphone.

        In addition to the microprocessor, the Company's payphones contain non-volatile, electrically erasable, programmable read-only memory chips ("EEProm") permitting CCI to

"download" rates and option selections from its corporate office in Atlanta, using software provided and periodically updated by the Company's principal payphone vendors. The information stored on the chip includes the local, intrastate and interstate coin rates that can be charged through CCI's payphones. The payphones are also programmed for other available options, such as free calls for emergency numbers, special charges for certain calls and speed dial numbers. All programmable features of CCI's payphones may be altered by the Company on a secure basis from a remote location by means of a personal computer. Specifically, each of CCI's payphones may be monitored daily from computers at the corporate office to determine the amount of money in the cash box, the number and types of calls made and the service condition of the payphone.

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

        Inmate telephone service is also provided with microprocessor-based technology. The actual telephone instruments are "dumb" coinless phones that are connected to a "smart" controller. Each instrument has the programmable options of a payphone, as well as additional controls programmed into the inmate systems that determine who can originate calls, the numbers that can be dialed, when calls can be placed, and the maximum duration of the calls. Inmate calls are typically processed as collect calls paid for by the recipient of the call. The inmate phone technology utilized by the Company automatically forwards inmate calls directly to a validation service which may block the call if the call is to an unauthorized number or if the recipient is not current on his or her local telephone bill. All of the Company's inmate systems are monitored daily from the Company's inmate control center in Louisville, Kentucky to ensure operability of the phones.

        The telecommunications industry has been characterized by steady technological change, frequent new service introductions and evolving industry standards. The Company believes that its future success will depend on its ability to anticipate such changes and offer responsive services on a timely basis that meet these evolving industry standards.

SUPPLIERS

        The Company's principal suppliers provide phones, housings, local line access and long distance services. In addition, pursuant to the Services Agreement, Perot provides certain outsourcing services and software related to the management information services of the Company's payphone operations.

        CCI generally purchases its payphone equipment from domestic manufacturers and obtains its payphones and electronic boards primarily from Protel, Inc. and Elcotel, Inc. Management believes there are an adequate number of vendors to supply the industry and CCI has identified alternative sources if supply is interrupted from any of its primary vendors, although transitioning from the Company's existing primary vendors to new vendors on short notice, if necessary, could be difficult and could involve unforeseen additional expenses. Management is not aware that any of the Company's primary vendors of phone equipment and related parts and services are currently experiencing financial difficulties.

        The Company currently purchases local line access from various major LECs including BellSouth, Ameritech, Bell Atlantic, Southwestern Bell, US West, and GTE. Long distance service is generally provided to CCI by U.S. Long Distance Corp. ("USLD") and Sprint. Operator services are generally provided by USLD and AT&T as well as certain LECs in the territories in which they operate. CCI believes that it has access to several providers of long distance services and operator services at competitive rates and expects to have such access in the foreseeable future. In addition, new sources of local line access are emerging as competition is authorized for local service. However, the continuing availability of these new sources cannot be assured.

COMPETITION

        Competition on the payphone side of the Company's business consists of
(i) competition with RBOCs, LECs and other independent payphone operators for profitable payphone locations and (ii) competition with long distance carriers such as AT&T, MCI and Sprint (the primary providers of dial around services) for non-coin revenue. Competition on the inmate side of the Company's business consists primarily of competition with other inmate phone service providers, including LECs and IXCs, for the right to provide service to correctional facilities. Upon consummation of the Purchase Agreement and the transactions contemplated thereby, the Company will not own any inmate phones or have any inmate phone operations.

        Management believes the principal competitive factors in the payphone business in terms of obtaining payphone locations are the (i) level of commission payments to property owners, (ii) ability to serve accounts with locations in multiple states and territories, (iii) quality of service and the availability of specialized services provided to property owners and payphone users, and (iv) responsiveness to customer service needs. CCI believes it is competitive in each of these areas.

Independent providers such as CCI have historically maintained an advantage over RBOCs in that they can offer business operators commissions on coin and non-coin, local and long distance calls. Previously, RBOCs were prohibited from obtaining revenues or commissions on interLATA calls. However, a 1996 FCC ruling will now allow RBOCs to choose the interLATA carrier at their payphones in conjunction with the location owner, and participate in the revenue streams from this traffic. See "Regulation." In addition, while long distance carriers can currently pay commissions to property owners for long distance calls, they usually do not install payphone equipment at a property owner's location and, therefore, cannot obtain revenues from coin calls, the majority of which are local calls.

        The competition for non-coin revenue by the major IXCs has had a major adverse effect upon the revenue and profitability of the Company's payphone division. AT&T, Sprint and MCI have undertaken substantial marketing efforts in establishing their dial around platforms. The 1-800 CALL ATT and 1-800 COLLECT
(MCI) access code dialing patterns have, in the Company's two most recent fiscal years, caused a dramatic reduction in the number of non-coin calls that the Company generates through its payphones. The financial impact to CCI has been significant and adverse. Non-coin revenue from the Company's payphone operations has declined from approximately $120.00 per phone per month in fiscal 1993 to approximately $88.70 per phone per month in fiscal 1997. Of this $88.70 amount, approximately $33.00 can be attributed to dial around compensation as prescribed by the FCC order dated September 20, 1996, which has been vacated by the Court of Appeals. (See Regulation)

        The payphone markets in which the Company operates are highly competitive. Certain of the Company's competitors have greater financial and other resources than CCI. In addition, implementation of various aspects of the Telecom Act, particularly the payphone-specific provisions, could have material positive and negative effects on the Company's payphone business and results of operations. See "Regulation."

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

        The FCC's broadened authority under the Telecom Act has expanded its participation in payphone and inmate phone issues. In 1992, the FCC first recognized the impact of dial around calling on independent payphones by enacting a flat rate of $6.00 per payphone per month to be paid by the IXCs, based on their pro-rata share of the long distance market. On September 20, 1996, the FCC released an order establishing a new flat rate of $45.85 per phone per month to be paid by certain IXCs to independent payphone providers. The flat rate was ordered to be in effect until October 7, 1997, when all IXCs were required to transition to a per call payment system at a rate of 35 cents per call for one year. Beginning October 7, 1998, per call compensation was ordered to be based on the local rate charged at the individual payphone or at a rate agreed to between the payphone provider and the carrier. On July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit ("Court") issued an opinion which, among other things, affirmed the deregulation of the local coin rate on October 7, 1997, and remanded both the interim dial around compensation rate of $45.85 per month per payphone and the default compensation rate of $.35 per call to the FCC for further review. Following the release of the Court's opinion, a number of interested parties filed motions for rehearing and/or clarification of the July 1, 1997 decision. On September 16, 1997, the Court clarified that it had, in fact, intended that the dial around compensation provisions of the FCC's orders be vacated, pending further FCC action. On the same day, the Court denied motions for rehearing on the local coin rate, thus affirming that the rate will be deregulated on October 7, 1997. Upon completion of the FCC's review, Management anticipates that the revised dial around compensation plan will provide equitable compensation for the calls that originate at its payphones. However, there can be no assurances that such a decision will actually be forthcoming. The Company continues to be governed by both federal and state regulatory requirements as applicable.

        STATE REGULATION

        State public service commissions ("PSCs") have traditionally maintained primary responsibility for regulating the rates, terms and conditions for intrastate independent payphone services. The states generally permit independent payphone providers to supply local and long distance payphone service in accordance with a variety of state-specific regulations that govern rates charged for certain coin and non-coin calls, as well as a broad range of technical and operational requirements. In addition, PSC-approved tariffs establish charges for the purchase of access lines from the LECs and the rates paid by the Company for local and intrastate usage that may be resold to the end user through the payphone. As a result of the implementation of the Telecom Act, all states are now required to allow payphone competition.

        Operator services rates for non-coin local and intrastate toll calls placed from payphones are also typically capped by state PSCs. Most states that permit competition for intrastate operator services regulate operational aspects of the provision of those services in a manner similar or identical to regulations adopted by the FCC pursuant to the Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA").

        The Company's inmate operations are also governed by state-specific regulations. Similar to payphone and/or operator services, the PSCs often regulate the rates charged for intrastate calls placed from confinement facilities. The operational characteristics of inmate communications systems must also comply with the PSCs' rules.

        In accordance with the FCC's requirements under the Telecom Act, state PSCs are currently reviewing the charges that independent payphone providers are required to pay for local access lines and associated services from the LECs. The FCC's mandate requires state PSCs to ensure that such access line rates are "cost based". State PSCs are also authorizing competition in local service. As local competition emerges, more options should become available to the Company to obtain local access service at competitive rates. No assurance can be given, however, that viable options will actually become available.

        FEDERAL REGULATION

        Although the FCC historically has been less active than the state PSCs in regulating the provision of independent payphone service, the passage of the payphone-specific provisions of the Telecom Act signaled a significant change in the FCC's role in the regulation of payphones and inmate phones. Specifically,
Section 276 of the Act required the FCC to implement rules that accomplished the following:

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

        On September 20, 1996 the FCC released its Report and Order adopting
                                                   ----------------
regulations to implement the above section of the Telecom Act. First, the FCC prescribed new interim dial around compensation for independent payphone providers for both "access code" and "subscriber 800" dial around calls, on a flat rate basis, at a rate of $45.85 per payphone per month to be paid by certain long distance carriers. The $45.85 per month was based on an estimated industry-wide average of 131 calls per month at $.35 per call. This interim flat-rate compensation was to be effective until October 7, 1997, and replaced all other dial around compensation currently existing at the federal or state level. The new compensation was effective November 8, 1996 and was scheduled to remain in effect until October 7, 1997. At that time, all payphones (including LEC and independent provider payphones) were to transition to a per-call compensation system, with the rate initially set at $.35 per call. The FCC determined that after October 7, 1998, the per call rate for dial around would be the same as the local rate charged at the payphone or at a rate negotiated between the payphone provider and the IXC. However, on July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit ("Court") issued an opinion which, among other things, affirmed the deregulation of the local coin rate on October 7, 1997, and remanded the both the interim dial around compensation plan and $.35 as the default per call compensation rate to the FCC for further review. Following release of the Court's opinion, a number of interested parties filed motions for rehearing and/or clarification of the July 1, 1997 decision. On September 16, 1997, the Court clarified that it had, in fact, intended that the dial around compensation provisions of the FCC's orders be vacated, pending further FCC action. On the same day, the Court denied motions for rehearing on the local coin rate, thus affirming that the rate will be deregulated on October 7, 1997. The FCC also recognized that existing regulations did not prohibit an IXC from blocking subscriber 800 numbers from payphones if the IXC wanted to avoid paying per call compensation on these calls. Dial around compensation was not to be paid on inmate calls since inmate phone providers are not required under TOCSIA to allow access to all long distance carriers or other toll-free numbers.

        Second, the FCC decided that local coin rates should generally be deregulated no later than October 7, 1997. Thus, the Company should be able to set an appropriate market-based rate for its local coin calls from its payphones at that time, subject to competitive issues. State PSCs remained free to order deregulation of local coin rates at an earlier date and were also permitted to obtain an exemption from deregulation by demonstrating market failures within their state that would not allow the development of market-based rates for local coin calls. The FCC's Order was unclear regarding the specific showing states must make to obtain an exemption.

        Third, by October 7, 1997, state PSCs were required to take any additional action necessary to ensure that payphone competition is promoted. These actions include modification or elimination of existing payphone regulations that impose market entry or exit barriers.

        Fourth, the FCC required LEC payphone operations to be removed from the regulated rate base no later than April 15, 1997. A key effect of this process is that the LECs' regulated ratepayers are "repaid" by the deregulated payphone business for the value of the payphones on which the LECs are no longer entitled
to earn a rate of return.   The FCC determined that this repayment must be based
on the "net book value" of the LEC payphone equipment, which is the original cost of the physical equipment, minus accumulated depreciation. Further, the FCC required all RBOCs to file "Comparably Efficient Interconnection" ("CEI") plans to describe their methods of compliance with nondiscrimination and accounting requirements, as well as other safeguards against subsidies and discrimination in favor of their own payphone operations. The LECs were also required to ensure that access lines provided to their own payphones must be available to independent payphone providers on an equal basis.

        Fifth, the FCC's order authorized RBOCs to select the interLATA carrier to serve their payphones, with the selection to be made in conjunction with location providers. This right was effective upon FCC approval of the individual RBOC's "CEI" plans as described above. Existing contracts between location providers and payphone providers or long distance carriers which were in effect as of February 8, 1996 are grandfathered and will remain in force.

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

        Seventh, the FCC determined that state PSCs should administer programs for maintaining "public interest payphones" within certain guidelines. "Public interest payphone" is defined as "a payphone which (1) fulfills a public policy objective in health, safety, or public welfare, (2) is not provided for a location provider with an existing contract for the provision of a payphone, and
(3) would not otherwise exist as a result of the operation of the competitive marketplace." Each PSC is required to complete a review of whether such payphones are adequately provided in its state by September 20, 1998.

        The above summary of pertinent provisions of the FCC's Report and Order
                                                               ----------------
is not intended to be exhaustive, but illustrative in nature to describe particular elements that the Company believes will have a material impact upon its operations.

        Many requests for reconsideration of specific elements of the Report and
                                                                      ----------
Order were presented to the FCC following its September 20, 1996 ruling.  On
-----
November 8, 1996, the FCC released its Order On Reconsideration which denied all
                                       ------------------------
but two of the reconsideration petitions, concluding they contained no new evidence or arguments not contemplated in the original order. Certain clarifications were made regarding the requirements for LEC tariffing of payphone services and unbundled network functionalities, as well as the method
of transfer of LEC payphones to a deregulated status.   Importantly, the Order
restated that the LECs' intrastate tariffs for payphone services must be cost-based, nondiscriminatory, and comply with the "new services test," which requires such services to be priced at no more than direct cost plus a reasonable allocation of overhead expense.

        The Company believes that the FCC's implementation of this legislation will address certain fundamental inequities in the payphone and inmate phone markets and lead to a more equitable competitive environment for all providers. However, there can be no assurance that the FCC's actions, as they are implemented and effected in the business environment, will actually result in overall positive results. Moreover, any improvement in the competitive environment may be offset by the potential for increased competitive pressures by RBOC and LEC payphone divisions, which may also benefit from the deregulation mandated by the Telecom Act. Specifically, the ability of the RBOCs to participate in choosing an interLATA carrier, the appropriate valuation of RBOC asset transfers from the regulated rate base to a nonstructural subsidiary, and the effectiveness of actual safeguards against cross-subsidization and discrimination are crucial issues which will affect the Company's ability to effectively compete in the future.

        While the provisions of the Telecom Act and the rules implementing those provisions are anticipated to most significantly affect the Company's operations, other pending FCC matters may also have a substantial impact.

        The FCC has also issued a Second Notice of Proposed Rulemaking regarding "Billed Party Preference" ("BPP") and associated call rating issues. Currently, 0+ and 0- interstate calls from payphones are sent to the long distance carrier selected by the independent payphone provider. Under BPP, these calls would be sent instead to the long distance carrier chosen by the party paying for the call. The billed party would bypass the Company's selected long distance carrier network entirely and, without the ability to capture and control the call, the Company would not be in a position to offer location owners commissions on operator services revenues. Previously, the FCC tentatively concluded that a nationwide system of BPP for interstate operator-assisted calls was in the public interest, but requested further comments specifically addressing the costs versus the benefits of BPP. The Second Notice proposes "rate benchmarks" and/or caller notification, such as oral rate disclosures, as potential alternatives to BPP implementation. Comments have been filed and remain under consideration by the FCC.

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

        Actions by agencies on both the state and federal level have had, and are expected to continue to have, both positive and negative effects on the Company. In particular, the FCC's decisions regarding dial around compensation (and the decisions of the United States Court of

Appeals for the District of Columbia Circuit with respect to such compensation) impact the Company's cash flow and, correspondingly, CCI's ability to meet its financial obligations as they mature. See "Management's Discussion and Analysis - Liquidity." Although management is not presently aware of any action contemplated by any state or federal agency which would have a material adverse effect on the Company (other than those discussed above), there is no guarantee that such an action will not be taken.

EMPLOYEES

        At June 30, 1997, CCI had 325 full-time employees, including 34 executive and administrative personnel, 79 sales and customer service personnel and 212 field and operations personnel, of which 19 employees are dedicated to providing installations, maintenance and repair services to the Company's inmate phones. Upon consummation of the Purchase Agreement with Talton and the transactions contemplated thereby, employees dedicated to the Company's inmate phone business will transition over to Talton Holdings, Inc. within 90 days. None of the Company's employees are represented by a union. Certain of the Company's management information systems functions are handled on an outsourced basis by Perot and its employees. See "Business-Background."

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

ITEM 2.  PROPERTIES.
-------------------

        The Company leases approximately 17,500 square feet in Roswell, Georgia, which houses its executive offices, payphone operations, accounting, data processing and warehouse space. The term of the lease extends through December 31, 1997, at an annual rent of approximately $122,000. In addition, the Company leases approximately 9,900 square feet in Louisville, Kentucky, at which its inmate phone operations are based. The term of this lease extends through April 30, 1999, at an annual rent of approximately $104,000. The Company leases additional office and warehouse space in other locations in its operating areas. The Company believes that its facilities are adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

        From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------------------

        The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "CCIX." The Company has never declared or paid any cash dividends on its capital stock. The Company anticipates that all of its earnings will be retained for the development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's 1996 Credit Agreement contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and prohibit the payment of dividends. The chart below sets forth the high and low stock prices for each quarter for the two most recent fiscal years.

               Quarter Ended          High    Low
               -------------          ----    ---

               September 30, 1995     9 1/2  6 1/2
               December 31, 1995      7      4 1/4
               March 31, 1996         7 1/2  4 1/2
               June 30, 1996          8 1/2  6 5/8
               September 30, 1996     8      5
               December 31, 1996      8 3/8  6
               March 31, 1997         12     7 1/2
               June 30, 1997         11 5/8  8 1/2

        The closing sales price for the Company's Common Stock on September 25, 1997 was $8.25 per share. As of September 20, 1997, the Company had approximately 45 shareholders of record not including approximately 4,075,000 shares held by 1,300 shareholders in "street name."

        In connection with the Company's 1996 Credit Agreement, on April 17, 1997 First Union National Bank, the Company's secured lender, exercised Warrants to purchase 225,000 unregistered shares of the Company's Common Stock.

Item 6.  Selected Financial Data.
---------------------------------

     The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

                                                                                   Fiscal Year ended June 30,
                                                            ----------------------------------------------------------------------
                                                              1997             1996          1995           1994             1993
                                                            --------         --------      --------        -------         -------
                                                                            (In thousands, except per share amounts)
Revenue:
     Coin calls                                             $ 34,575         $ 35,509      $ 33,326        $22,296         $17,429
     Non coin calls                                           65,895 5/        66,645        47,951         23,572          12,238
     Other                                                     3,378 8/         3,186           145            256             211
                                                            --------         --------      --------        -------         -------
                                                             103,848          105,340        81,422 1/      46,124          29,878
Costs and expenses:
     Line access charges                                      31,533           35,924        27,411         15,790           9,734
     Commissions                                              20,839           22,299        15,112          7,001           4,957
     Service and collection                                   19,219           19,362        12,002          6,908           5,640
     Selling, general and administrative                       5,868            4,779         4,634          3,929           3,000
     Bad debt expense                                         17,208            8,575         4,640          1,768             412
     Depreciation and amortization                            12,374           11,742         9,795          5,209           3,649
     Impairment loss on assets held for sale  6/               2,400                -             -              -               -
     Impairment loss  3/                                           -           14,184             -              -               -
                                                            --------         --------      --------        -------         -------
                                                             109,441          116,865        73,594         40,605          27,392

Operating income (loss)                                       (5,593)         (11,525)        7,828          5,519           2,486
Other Income, net  4/                                          5,473                -             -              -               -
Impairment loss of loan origination fees  7/                  (1,156)               -             -              -               -
Interest expense                                              (7,130)          (6,343)       (3,528)        (1,013)         (1,362)
                                                            --------         --------      --------        -------         -------
Income (loss) before income tax expense and
  extraordinary item                                          (8,406)         (17,868)        4,300          4,506           1,124
Income tax expense                                                 -               78         1,128            938              40
                                                            --------         --------      --------        -------         -------
Income (loss) before extraordinary item                       (8,406)         (17,946)        3,172          3,568           1,084
Extraordinary charge from early retirement of debt                 -                -             -           (789)              -
                                                            --------         --------      --------        -------         -------
Net income (loss)                                           $ (8,406)        $(17,946)     $  3,172        $ 2,779         $ 1,084
                                                            ========         ========      ========        =======         =======

Historical net income (loss) per share                      $  (1.38)        $  (2.96)     $   0.52        $  0.28         $ (1.41)
                                                            ========         ========      ========        =======         =======
     Weighted average shares outstanding                       6,101            6,055         6,064          3,634             993
                                                            ========         ========      ========        =======         =======

Operating Data:
     EBITDA  2/                                             $ 14,654         $ 14,401      $ 17,623        $10,728         $ 6,135
Balance Sheet Data:
     Total assets                                           $104,333         $109,728      $122,967        $63,643         $30,157
     Current portion of notes payable and
       long-term debt                                         71,697            3,088         1,271            671           2,608
     Notes payable and long-term debt, less
       current portion                                             -           70,197        70,197         18,557          13,500
     Total shareholders' equity (deficit)                     19,550           26,537        44,275         40,037          (3,017)



-----------------------------
1/ Revenues are shown after giving effect to a $817,000 charge for sales and use taxes and federal excise taxes assessed for prior periods. See "Management's Discussion and Analysis of Financial Condition - Tax Matters."

2/ EBITDA represents earnings before interest, taxes, depreciation and amortization and is a commonly used measure of performance in the telecommunications industry. EBITDA also excludes impairment losses and extraordinary charges realized. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP") nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA should not be construed as an alternative to operating income or cash provided by operating activities.

3/ An impairment loss of $14.2 million was recognized during the third quarter of fiscal 1996 in accordance with SFAS No. 21 where the sum of undiscounted cash flows for certain long-lived assets was less than their recorded book value.

4/ In the fourth quarter of fiscal 1997, the Company recognized approximately $5.5 million in payments, net of related expenses, forfeited by PhoneTel Technologies, Inc. ("PhoneTel") as a result of the termination of a proposed merger between PhoneTel and the Company.

5/ Included in Non-Coin Revenue in fiscal 1997 is dial-around compensation accrued at the rate of $45.85 per phone per month for the period from November, 1996 through June, 1997. While the $45.85 rate was recorded pursuant to an Federal Communications Commission ("FCC") order, the U.S. District Court Of Appeals for the District of Columbia Circuit on July 1, 1997 and September 16, 1997 remanded and then vacated the FCC's dial around compensation rate for further review by the FCC. If the FCC fails to implement a dial around compensation amount that approximates at least $45.85 per phone per month or $.35 per call, then the impact of such a ruling could have a material adverse effect on the Company's financial position.

6/ An impairment loss of $2.4 was realized in fiscal 1997 in accordance with SFAS No. 121. The impairment loss was determined based on the estimated fair value to be received for long-lived assets to be disposed of under the August 21, 1997 Asset Purchase Agreement with Talton Holdings, Inc.

7/ In the fourth quarter of fiscal 1997, the Company recognized an impairment loss of loan origination fees in an approximate amount of $1.2 million. (as the 1996 Credit Agreement is in default).

8/ The company recognized realized gains of $1.2 million and an unrealized gain of $1.4 million in fiscal 1997 on its trading securities.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ----------------------

RESULTS OF OPERATIONS

        The Company derives substantially all of its revenue from calls placed from its payphone and inmate phone network. Coin revenue is derived from calls made by depositing coins in the telephone. Non-coin revenue is derived from calls that are placed using either a calling card or credit card or as a collect call where the called party will be charged for the call. The call may also be billed to a third party. Additionally the Company has realized revenue from long distance carriers pursuant to federal and state regulation as compensation for dial around calls made from its payphones. However, the Court of Appeals for the District of Columbia Circuit recently released an opinion vacating the FCC's decision on the amount of dial around compensation payable to payphone providers. The FCC must reevaluate available information and establish a new amount and method of payment to assure fair compensation for dial around calls. See "Regulation."

        The Company's operating expenses include line access charges, commissions, field service and collection expenses and selling, general and administrative expenses. Line access charges include interconnection and local measured usage charges paid to LECs, long distance transmission charges, billing, collection and validation costs and operator services charges. Commissions are fees paid regularly to business operators and inmate facilities generally based on a percentage of revenue generated by the Company's payphones and inmate phones and have increased over prior years as competition among payphone operators for attractive payphone locations and among inmate phone providers for facilities has increased. Field service and collection expenses include the costs of collecting and processing coins, maintaining and repairing the telephones and technical support for polling, software maintenance and diagnostics performed on the Company's payphones. Service and collection functions for the Company's payphone operations were outsourced to Perot in July 1995 pursuant to the Services Agreement. However, the Company and Perot amended the Services Agreement, and in January 1997, the Company began to reassume responsibilities for tasks that were previously assigned to Perot under the Services Agreement including responsibility for field operations. Under the Services Agreement, Perot will continue to handle the management information services function of the Company's payphone division and complete the final documentation and enhancements to the Perot/CCI Oracle based payphone information system.

        After completing its initial public offering in December 1993, the Company embarked on an acquisition program, acquiring the businesses and operations of 15 companies that added over 7,700 payphones and more than 4,300 inmate phones to CCI's operations. The Company discontinued its acquisition program in fiscal 1996 and 1997, focusing instead on consolidating its operations and enhancing the profitability of its existing payphone and inmate phone bases. The reduction in acquisition activity in fiscal 1996 reduced the Company's year-to-year growth in terms of its weighted average number of installed payphones and inmate phones, which in turn reduced revenue in fiscal 1997. This reduction in revenue, however, was partially offset by changes in the Company's regulatory environment, including increases in the Company's local coin rate charges and dial around compensation amounts. See "Regulation."

        Changes in regulation are ongoing for the Company with the passage of the Telecom Act. On September 20, 1996, the FCC issued a Report and Order
                                                         ----------------
implementing the payphone-specific provisions of the Telecom Act. Among its directives, the FCC prescribed dial around compensation for all access code and 800 subscriber calls from payphones at a flat rate of $45.85 per payphone per month for the first year, with a per call compensation system to be implemented by October 7, 1997 under which compensation was to be paid at a rate of $.35 per call.

However, on July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit ("Court") issued an opinion which, among other things, affirmed the deregulation of the local coin rate on October 7, 1997, and remanded both the interim dial around compensation rate of $45.85 per payphone per month and the default rate of $.35 per call to the FCC for further review. Following release of the Court's opinion, a number of interested parties filed motions for rehearing and/or clarification of the July 1, 1997 decision. On September 16, 1997, the Court clarified that it had, in fact, intended that the dial around compensation provisions of the FCC's orders be vacated. On the same day, the Court denied motions for rehearing on the local coin rate, thus affirming that the rate will be deregulated on October 7, 1997. These and other regulatory changes will significantly impact the Company's operations for the foreseeable future. See "Regulation."

        On March 16, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger") with PhoneTel Technologies, Inc. ("PhoneTel") and PhoneTel Acquisition Corp. ("Acquisition") pursuant to which Acquisition commenced a tender offer to purchase all of the outstanding shares of Common Stock of the Company (including the associated rights to purchase shares of Common Stock). The Merger Agreement, as amended by First Amendment to Agreement and Plan of Merger dated as of May 15, 1997 was terminated without any shares of the Company's Common Stock being purchased effective August 21, 1997.

        On August 21, 1997, the Company, InVision Telecom, Inc. (a wholly owned subsidiary of the Company), and Talton Holdings, Inc. ("Talton") entered into an Asset Purchase Agreement (the "Purchase Agreement") whereby Talton agreed to purchase substantially all of the assets of the Company's inmate phone business for approximately $42 million (subject to adjustment as provided in the Purchase Agreement). The Purchase Agreement is scheduled to close on or about
October 31, 1997 and is subject to certain closing conditions including the consent of the Company's principal lender and the execution of satisfactory employment agreements with certain members of InVision's management team. Upon consummation of the Purchase Agreement and the transactions contemplated thereby, the Company will not own any inmate phones or have any inmate phone operations.

FISCAL 1997 COMPARED TO FISCAL 1996

        Total revenues for fiscal 1997 decreased to $103.8  million from $105.3
million for fiscal 1996, a decrease of 1.4%   The decrease in total revenues
reflects decreases of 2.6% in revenues derived from coin calls and 1.1% in revenues from non-coin calls. Coin revenue decreased primarily because of a decreased number of payphones in fiscal 1997. Management believes that non-coin revenue from the Company's payphones was adversely affected in fiscal 1996 and 1997 by increases in dial around calls influenced by national advertising promotions of long distance operator service providers. In addition, non-coin revenue from its inmate lines was adversely affected by the implementation of a direct billing program and new credit policy. (See Bad Debt Expense) These decreases in non-coin revenues were substantially offset by increased compensation for dial-around calls. (See Regulation)

        In fiscal 1997, the Company installed 2,905 new payphones up from 2,423 in fiscal 1996. Net of removals, incremental net growth from internal sales declined by 479 payphones in fiscal 1997 compared to an decline of 1,174 payphones in fiscal 1996. Additionally, net inmate lines decreased by 358 lines in fiscal 1997 compared to 11 net new inmate lines in fiscal 1996. A continuing program of removing unprofitable payphones decreased the weighted average number of installed payphones to 20,493 in fiscal 1997 from 21,319 in fiscal 1996, a decrease of 3.9%. Management does not currently anticipate that the Company's weighted average number of installed payphones will substantially increase in fiscal 1998, and the consummation of the pending sale to Talton of the Company's inmate phone operations will eliminate all of the Company's inmate phones from its installed base.

        Line access charges decreased to $31.5 million in fiscal 1997 from $35.9 million in fiscal 1996 due a reduced number of payphones comprising the Company's network and lower negotiated rates. These charges decreased to 30.4% of total revenues in fiscal 1997 as compared to 34.1% in fiscal 1996.

        Commissions paid to customers decreased to $20.8 million in fiscal 1997 compared to $22.3 million in fiscal 1996. These amounts represented 20.1% of total revenues in fiscal 1997 compared to 21.2% in fiscal 1996. The dollar decrease was primarily due to the decreased number of phones on the Company's network. The percentage decrease (as well as a portion of the dollar decrease) was attributable to a change in revenue mix .

        Service and collection expenses decreased to $19.2 million or 18.5% of total revenues from $19.3 million or 18.4% of total revenues in fiscal 1996. The dollar decrease was primarily due to the decreased number of phones on the Company's network.

        Selling, general and administrative expense increased to $5.9 million in fiscal 1997 compared to $4.8 million in fiscal 1996, and increased as a percentage of total revenues to 5.7% from 4.5%. The increases reflect the Company's investment in an infrastructure to allow for future internal growth and to complement any possible acquisition growth plans.

        Bad debt expense in fiscal 1997 increased to $17.2 million or 16.6% of total revenues from $8.6 million or 8.1% of total revenues in fiscal 1996. The increase was primarily due to the greater uncollectible revenues attributable to the Company's inmate phones related to an increased level of LEC chargebacks from prior periods received in the current year. The Company's inmate phone revenue, which is generated entirely by non-coin calls, is subject to chargebacks by these collecting agencies for up to 24 months. During the second and third quarters of fiscal 1997, certain LECs that the Company uses for billing inmate calls changed from allocated to specific bad debt chargebacks resulting in higher levels of bad debt expense.

        Depreciation and amortization expense increased to $12.4 million in fiscal 1997 from $11.7 million in fiscal 1996. Depreciation expense was $7.3 million in fiscal 1997 and $7.7 in 1996. Amortization expense was $5.1 in fiscal 1997 and $4.0 in 1996.

        In the fourth quarter of fiscal 1997, the Company recognized an impairment loss on assets held for sale of $2.4 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." related to the potential sale of inmate assets to Talton Holdings, Inc., as described above. Where the potential purchase price was less than the book value of inmate assets, an impairment was recognized.

        In the fourth quarter of fiscal 1997, the Company recognized payments from PhoneTel Technologies, Inc. ("PhoneTel") of approximately $5.5 million as other income. The amount was paid to the Company during fiscal 1997 pursuant to a Plan of Merger between PhoneTel and the Company. Upon termination of the Plan of Merger, Phonetel forfeited these payments to the Company. The forfeited amount was recorded net of associated expenses.

        The preceding factors combined to produce an operating loss of $5.6 million or 5.4% of total revenues in fiscal 1997, compared to an operating loss of $11.5 million or 10.9% in fiscal 1996. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 2.1% to $14.7 million in fiscal 1997 compared to $14.4 million in fiscal 1996. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP") nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

        In the fourth quarter of fiscal 1997, the Company recognized an impairment loss of loan origination fees in an amount of approximately $1.2 million (as the 1996 Credit Agreement is in default).

        Interest expense increased to $7.1 million in fiscal 1997 compared to $6.3 million in fiscal 1996, primarily due to increases in the interest rate on the Company's floating rate debt.

        As a result of the foregoing, the Company reported a net loss of $8.4 million or $1.38 per share on 6.1 million shares outstanding in fiscal 1997, compared to a net loss of $17.9 million or $2.96 per share on 6.1 million shares outstanding in fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

        Total revenues for fiscal 1996 increased to $105.3 million from $81.4 million for fiscal 1995, an increase of 29.4% The increase in total revenues resulted primarily from the increased number of weighted average phones added to the Company's phone network during fiscal 1996 from acquisitions completed prior to fiscal 1996. The increase in total revenues reflects increases of 6.5% in revenues derived from coin calls and 39.1% in revenues from non-coin calls. Non-coin revenue was proportionately higher in fiscal 1996 due to the increase in the weighted average number of the Company's inmate phones, which generate non-coin revenue only. However, management believes that non-coin revenue from the Company's payphones continued to be adversely affected in fiscal 1996 by increases in dial around calls influenced by national advertising promotions of long distance operator service providers.

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

        In the third quarter of fiscal 1996, the Company recognized an impairment loss of $14.2 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Cash flows generated by payphones and inmate lines on an acquisition by acquisition basis was determined based on the Company's best estimates of future income and expenses including the impact of a continued reduction in operator service provider revenue as a result of "dial around." Where the sum of future undiscounted cash flows of these long-lived assets were less than their recorded book values, an impairment was recognized. Approximately $12.4 million was for related operating equipment and approximately $1.8 million was for related intangible assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings Per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter ending December 31, 1997, and, upon adoption, all prior period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The Company does not expect adoption of the new pronouncement will have a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1997, the Company primarily financed its operations from operating cash flow. The Company has a 1996 Credit Agreement ("1996 Credit Agreement") with principal outstanding borrowings of $71.7 million at June 30, 1997, compared to $73.2 million at June 30, 1996. Net cash provided by operating activities for fiscal 1997 was approximately $10.3 million compared to $9.4 million for fiscal 1996.

        The Company's working capital was approximately $(28.2) million with a current ratio of .7 to 1 as of June 30, 1997. This compares to a working capital balance of $1.5 million and a current ratio of 1.1 to 1 as of June 30, 1996. The change in the Company's working capital is primarily a result of the $71.7 million debt of the 1996 Credit Agreement being classified as a current liability as of June 30, 1997 and the reclassification of inmate long-lived assets to assets held for sale. The Company's principal commitments as of June 30, 1997 consisted of a commitment under the Services Agreement to purchase approximately $500,000 in equipment from Perot, and a commitment to satisfy the 1996 Credit Agreement. With the exception of the 1996 Credit Agreement, which is in default, the Company believes that its current cash balances, cash flow from operations, and proceeds from the sale of substantially all of its inmate assets will be sufficient to meet its working capital and capital expenditure requirements for fiscal 1998. The Company further believes that it will be able to further amend the 1996 Credit Agreement subsequent to the sale of the inmate assets. However, no assurance can be given as to the likelihood of the Company further amending the 1996 Credit Agreement or as an alternative obtaining another secured lender.

        In August 1996, the Company entered into the 1996 Credit Agreement with its principal lender and amended the 1996 Credit Agreement on October 8, 1996 and on July 1, 1997. The July 1, 1997 amendment extended the maturity date of the $12 million payment due until September 1, 1997. In connection with this extension, the Company paid $1.5 million of the $12 million due. On September 1, 1997, the Company did not make the $10.5 million payment due under the 1996 Credit Agreement. Accordingly, the Company is in default under the 1996 Credit Agreement by virtue of this payment not being made, and as a result of breaching certain financial covenants contained in the 1996 Credit Agreement. Management of the Company believes that if the sale of substantially all of the assets of its inmate phone business can be consummated (as to which no assurance can be given), the Company will be able to repay scheduled amounts due under the 1996 Credit Agreement. However, the Company believes that it will remain in default under the 1996 Credit Agreement as a result of continuing to breach certain financial covenants unless the Company can negotiate an agreement with its principal lender as to which no assurance can be given.

        The report of the Company's independent certified public accountants contains an explanatory paragraph as to the Company's ability to continue as a going concern. According to the report, the Company has experienced operating losses, has a working capital deficiency and has not complied with certain covenants of the 1996 Credit Agreement. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern. The financial statements have not been adjusted to reflect the outcome of this uncertainty.

INFLATION

        Although the Company cannot determine the precise effects of inflation, it does not believe that inflation has had a material effect on its revenues or results from operations during any of the periods reported.

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

        Liquidity:  Pursuant to the 1996 Credit Agreement, the Company owed the
        ---------
principal balance of approximately $71.7 million as of June 30, 1997, and the principal balance of $68.7 million as of September 23, 1997. The Company is presently in default under the Credit Agreement. The Company expects to realize proceeds from the sale of substantially all of its inmate assets in the approximate amount of approximately $42 million, subject to adjustment as set forth in the Purchase Agreement. A significant portion of these proceeds will be used to repay a portion of the balance due under the 1996 Credit Agreement. The Company also expects to retain part of the proceeds for working capital.
The amount of working capital retained will directly depend upon the FCC's further ruling on dial around compensation and the timing on the collection thereto. If the implementation of the FCC's new dial around compensation rules are further delayed or if the net impact of the rules on the prospective results of operations and financial condition of the Company is adverse, the ability of the Company to raise additional capital and meet its payment obligations under the 1996 Credit Agreement may be materially adversely affected.

        Bad Debt Expense:  The Company has witnessed an increase in the amount
        ----------------
of bad debt for its inmate phone revenue over the past year to approximately 30%. To address the issue of bad debt, the Company implemented a program for direct billing that enabled it to bill the called number directly and set parameters for blocking calls based on collection results. The combination of the direct billing program and the new credit policy resulted in approximately a 20% reduction in call volume in the fourth fiscal quarter. Although the Company implemented the direct billing program with the belief that it will reduce the amount of bad debt attributable to its inmate phones, no assurance can be given as to the success of the direct billing program. Subsequent to June 30, 1997, the Company, in consultation with Talton, decided to increase its credit limits and discontinued much of it's direct billing program in favor of using Talton to bill and collect its call records. If the pending sale of substantially all of the assets to Talton is not successfully consummated, the Company may experience higher inmate bad debt expenses as a result of this change.

        Dial Around Compensation:  The FCC's implementation of the payphone-
        ------------------------
specific provisions of the Telecom Act began with the issuance of a Report and
                                                                    ----------
Order on September 20, 1996, with one of the most important elements being the
-----
assurance of "fair compensation" for virtually all calls from payphones. In this regard, the FCC decision initially mandated dial around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month, with a transition to a per-call system at the rate of $.35 per call beginning October 7, 1997. The Order stated that on October 7, 1998, this rate was either to be adjusted to equal the local coin rate being charged at the particular payphone, or to a higher or lower dial around compensation rate negotiated between the Company and the carriers who were required to pay. The initial flat-rate payment level significantly increased dial around compensation revenues, and the Company believed that a per-call system at a $.35 level would further increase these revenues, despite market forces and factors outside the Company's control which could substantially affect the resulting revenue impact. These factors include, but are not limited to, the FCC's recognition that existing regulations do not prohibit an IXC from blocking subscriber 800 numbers from payphones if the IXC wants to avoid paying per-call compensation. However, on July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit ("Court") issued an opinion which, among other things, affirmed the deregulation of the local coin rate on October 7, 1997, and remanded both the interim dial around compensation rate of $45.85 per payphone per month and the default compensation rate of $.35 per call to the FCC for further review. On September 16, 1997, the Court clarified that it had, in fact, intended that the dial around compensation provisions of the FCC's orders be vacated.. The Company has entered its cost data for dial around calls into
the record at the FCC and is awaiting a further FCC ruling on this issue.   If
the FCC fails to implement a dial around compensation amount that approximates at least $45.85 per phone per month or $.35 per call, the impact of such a ruling would have a material adverse effect on the Company's financial position.

        Local Coin Rate:  In ensuring "fair compensation" for all calls, the FCC
        ---------------
also determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state.
The states could move to deregulation earlier than one year, but a state may also obtain an exemption from deregulation by "demonstrat[ing] to the Commission that there are market failures within the state that would not allow market-based rates." Where deregulation is implemented, management believes the Company is likely to experience increases in its coin revenue per phone. However, given the FCC's failure to specify particular requirements for obtaining an exemption, the Company is unable to adequately predict the responses of individual states or the market and thus, the ultimate revenue impact of local coin rate deregulation. The Company intends to price its local coin calls as appropriate in each market. On July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit ("Court") issued an opinion which, among other things, affirmed the deregulation of the local coin rate on October 7, 1997. On September 16, 1997, the Court denied motions for rehearing on the local coin rate, thus affirming that the rate will be deregulated effective October 7, 1997. While local coin rates will be determined by the LECs in their individual market areas, the Company could raise its local coin rates without the LECs changing their rates. Such actions could result in a decreased number of local calls placed which could offset the revenue increase from a higher coin rate.

        Other Telecom Act Provisions:  There are a significant number of Telecom
        ------------- ---------------
Act provisions, as implemented by the FCC, that may substantially impact the Company. See "Regulation." Among the most important are the cessation of subsidies upon the removal of LEC payphones from the regulated rate base by April 15, 1997, the RBOCs development of specific plans detailing their compliance with nondiscrimination and accounting requirements and other safeguards against subsidies and discrimination, and the RBOCs authority to select interLATA carriers serving their payphones in conjunction with location
owners.   As a whole, the Telecom Act provisions should significantly change the competitive framework of the public communications industry. The Company believes that the FCC's orders will address certain of the fundamental inequities in the payphone industry and will, over time, lead to a more equitable competitive environment for all providers. However, since implementation will be ongoing for a number of years, there can be no assurance that the FCC's actions will actually result in positive results for the Company.

        Billed Party Preference Proceeding:  The FCC has issued a Second Notice
        ----------------------------------
of Proposed Rulemaking regarding "Billed Party Preference" ("BPP") and associated call rating issues, including potential "rate benchmarks" and caller notification requirements for 0+ and 0- interstate long distance calls. If BPP is implemented, the billed party would bypass CCI's selected long distance carrier and the Company would fail to receive any commissions from the carrier. See "Regulation." The Company believes that the implementation of BPP is not likely to be achieved, since it would involve significant expense and technological changes as evidenced by the record in the FCC proceeding. However, should the "rate benchmark" or caller notification requirements be implemented by the FCC for such operator-assisted calling, the Company could be negatively impacted, depending upon the specific level of the benchmark or the particular notification requirements. Without further FCC action, for which a timetable is not mandated, the Company is unable to reasonably assess any potential impact that BPP, rate benchmarks or notifications, if implemented, might have on its payphone and inmate phone operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

        The financial statements and supplementary financial information required by this item are filed as part of this Report on pages F-1 through F-23 and page S-1 immediately preceding the signature page to this Report.


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

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

        To be included in a subsequent amendment to this Form 10-K Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

        To be included in a subsequent amendment to this Form 10-K Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

        To be included in a subsequent amendment to this Form 10-K Report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
----------------------------------------------------------------------------

        (a)  The following documents are filed as part of this Report:

             1.  Financial Statements

                  * Report of Independent Auditors
                  * Consolidated Balance Sheets as of June 30, 1997 and 1996
                  * Consolidated Statements of Operations for the Years Ended
                    June 30, 1997, 1996 and 1995
                  * Consolidated Statements of Shareholders' Equity for the
                    Years Ended June 30, 1997, 1996 and 1995
                  * Consolidated Statements of Cash Flows for the Years Ended
                    June 30, 1997, 1996 and 1995
                  * Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules:

                  * Schedule II - Valuation and Qualifying Accounts

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.  Exhibits:

            Exhibit
             Number                      Description
            -------                      -----------
              2.1 Agreement and Plan of Merger dated March 14, 1997 by and between the Company, PhoneTel Technologies, Inc. and PhoneTel Acquisition Corp./10/

              2.2 Asset Purchase Agreement dated August 21, 1997 by and between the Company, InVision Telecom, Inc., and Talton Holdings, Inc./11/

              3.1              Amended and Restated Articles of
                               Incorporation./1/

              3.2              Amended and Restated Bylaws of the Company./1/

              4.1 Shareholders Rights Agreement dated as of July 25, 1995 between the Company and First Union National Bank of North Carolina, as Rights Agent. /2/
              4.1(a)           Amendment No. 1 to Shareholders Rights
                               Agreement dated as of March 13, 1997 by and between the Company and First Union Bank of North Carolina, as Rights Agent. /10/

              10.1 Second Amended and Restated Credit Agreement dated as of August 15, 1996 by and among the Company, Communications Central of Georgia, Inc., and InVision Telecom, Inc., as borrowers, and First Union National Bank of Georgia.

              10.1(a) First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 8, 1996, by and among the Company, Communications Central of Georgia, Inc., and InVision Telecom, Inc., as borrowers, and First Union National Bank of Georgia./13/

              10.1(b) Second Amendment to the Second Amended and Restated Credit Agreement by and among the Company, Communications Central of Georgia, Inc., and InVision Telecom, Inc., as borrowers, and First Union National Bank of Georgia./12/

              10.2(a) First Warrant Agreement dated as of August 15, 1996, between the Company and First Union./13/

              10.2(b) First Amendment to First Warrant Agreement dated as of October 8, 1996, between the Company and First Union./13/

              10.4*            Communications Central Inc. 1993 Stock Option
                               Plan./1/

              10.4(c)* Communications Central Inc. Stock Option Plan Amended and Restated as of October 11, 1995 /9/

              10.5             Communications Central Inc. Stock Option Plan for
                               Directors./8/

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

              10.6(b) Third Amendment to Lease between Northmeadow Associates Joint Venture and the Company dated July 15, 1994 for the Company Headquarters./3/

              10.6(c) Letter Amendment from Weeks Corporation to the Company dated July 3, 1997 for the Company Headquarters.

              10.7 Registration Rights Agreement dated as of August 15, 1996, between the Company and First Union./13/

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

              10.8(b) Fifth Amendment to Registration Rights Agreement dated July 27, 1994./3/

              10.12* Employment Agreement dated November 6, 1995, between Communications Central of Georgia, Inc. and Rodger L. Johnson./6/

              10.13* Stock Option Agreement dated as of November 6, 1995, between the Company and Rodger L. Johnson./7/

              10.14* Stock Option Agreement dated as of January 2, 1996, between the Company and Anthony J. Palermo./13/

              10.15* Stock Option Agreement dated as of January 15, 1996, between the Company and C. Douglas McKeever./13/

              10.16* Stock Option Agreement dated as of August 15, 1996, between the Company and Robert E. Bowling.

              11.1             Computation of Historical Earnings Per Share.

              21.0             List of Subsidiaries of the Company.

              23.1             Consent of Ernst & Young LLP.

              27               Summary Financial Data.

* Compensatory plan or arrangement or management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1) Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-57984).

(2) Incorporated herein by reference to exhibit of the same number in the Company's Registration Statement on Form 8-A registering certain "Rights to Purchase Common Stock," as filed on August 7, 1995.

(3) Incorporated herein by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

(4) Incorporated herein by reference to Exhibit 10(a) of Amendment No. 1 to the Company's Current Report on Form 8-K/A filed April 14, 1994 (File No. 0-22730).

(5) Incorporated herein by reference to Exhibit 99.1 of Amendment No. 1 on Form 8-K/A to the Company's Current Report on Form 8-K, date of earliest event reported July 21, 1995, filed on August 25, 1995 (File No. 0-22730).

(6) Incorporated herein by reference to Exhibit 99.1 on Form 8-K, date of event reported November 6, 1995 (File No. 0-22730).

(7) Incorporated herein by reference to Exhibit 99.2 on Form 8-K, date of event reported November 6, 1995 (File No. 0-22730).

(8) Incorporated herein by reference to Appendix A of the Company's definitive Proxy Statement for its fiscal 1994 Annual Meeting of Shareholders.

(9) Incorporated herein by reference to Appendix B of the Company's definitive Proxy Statement for its fiscal 1995 Annual Meeting of Shareholders.

(10) Incorporated herein by reference to Exhibit (c)(11) in the Company's
     Schedule 14D-9 filed on March 20, 1997.

(11) Incorporated herein by reference to Exhibit 99.1 in the Company's Current Report on Form 8-K, date of event reported August 21, 1997.

(12) Incorporated herein by reference to Exhibit 99.1 in the Company's Current Report on Form 8-K, date of event reported July 1, 1997.

(13) Incorporated herein by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

(b)  Forms 8-K:

     The Company filed a Current Report on Form 8-K, date of event reported March 14, 1997. The above mentioned Report on Form 8-K was filed to report the Company's execution of an Agreement and Plan of Merger with PhoneTel Technologies, Inc. ("PhoneTel"), and the commencement of a Tender Offer by a wholly-owned subsidiary of PhoneTel pursuant to the Agreement and Plan of Merger Agreement.

                                 SIGNATURES
                                 ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Communications Central Inc.


Date: October 3, 1997            By: /s/ Rodger L. Johnson
                                    --------------------------
                                         Rodger L. Johnson
                                         Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: October 3, 1997               /s/ Rodger L. Johnson
                                    --------------------------
                                      Rodger L. Johnson
                                      Chief Executive Officer and Director
                                      (principal executive officer)


Date: October 3, 1997               /s/ C. Douglas McKeever
                                    --------------------------
                                      C. Douglas McKeever
                                      Vice President of Finance
                                      (principal financial and accounting
                                      officer)


Date: September 24, 1997            /s/ Robert C. Fisher, Jr.
                                    --------------------------
                                      Robert C. Fisher, Jr.
                                      Director


Date: October 3, 1997               /s/ Richard W. Oliver
                                    --------------------------
                                      Richard W. Oliver
                                      Director


Date: September 25, 1997            /s/ Ronald C. Warrington
                                    --------------------------
                                      Ronald C. Warrington
                                      Director


Date: September 26, 1997            /s/ Peter A. Schober
                                    --------------------------
                                      Peter A. Schober
                                      Director