Form 10-K/A
period 1997-06-30
COMMUNICATIONS CENTRAL INC
filed 1997-10-28
CIK 914249

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

     Number of shares of Common Stock outstanding as of October 24, 1997:
6,285,987.

     * The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K ("the Report") of Communications Central Inc., ("CCI or the Company") is to amend the Report and Add Items 10-13.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Directors

     The Board of Directors currently consists of Robert C. Fisher, Jr., Rodger
L. Johnson, Richard W. Oliver, Peter A. Schober and Ronald C. Warrington. The terms of each member of the Company's Board of Directors expire upon the election and qualification of the directors that will be elected at the 1997 Annual Meeting of Shareholders (the "Annual Meeting").

     Set forth below is certain information furnished to the Company by each director.

ROBERT C. FISHER, JR.
Age:  38

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

RODGER L. JOHNSON
Age:  49

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

RICHARD W. OLIVER
Age:  51

     RICHARD W. OLIVER has served as a director of the Company since October 1993 and served as the Company's Interim Chief Executive Officer from May 1995 to August 1995. Since January 1992, Mr. Oliver has been a Professor of Management at the Owen Graduate School of Management, Vanderbilt University, Nashville, Tennessee. From May 1976 to January 1992, Mr. Oliver served in a series of marketing capacities with Northern Telecom, including Vice President, Business and Residential Services, Vice President, Corporate Marketing and as a special assistant to the Chairman and Chief Executive Officer. Mr. Oliver serves on the boards of directors of Applied Innovations Inc., Symmetricom and First Union National Bank of Tennessee.

PETER A. SCHOBER
Age:  38

     PETER A. SCHOBER has served as a director of the Company since April 1991 and served as the Company's Interim Chief Executive Officer from September 1995 to November 6, 1995. Mr. Schober is a founding General Partner of MVP Ventures, which was formed in January 1989, and Milk Street Ventures, formed in 1997. MVP Ventures and Milk Street Ventures are venture capital firms with a focus on companies in the information technology field, including the wireless and services sectors. From September 1986 to December 1988, Mr. Schober was an associate with TVM Techno Venture Management, a technology-oriented venture capital firm with offices in Munich, Germany and Boston, Massachusetts.

RONALD C. WARRINGTON
Age:  38

     RONALD C. WARRINGTON has served as a director of the Company since October 1993. Since 1996, Mr. Warrington has been a principal of Energy and Environmental Economics, Inc. From June 1995 to 1996, Mr. Warrington was a principal of New Health Ventures, an affiliate of Blue Cross/Blue Shield of Massachusetts that makes investments in technology-based companies in the healthcare industry. From August 1993 to June 1995, Mr. Warrington was a consultant for CSC/Index, a consulting firm with top tier clients in telecommunications and other industries. Previously Mr. Warrington served as President and Chief Operating Officer of United States Public Communications, Inc., whose assets were acquired by the Company in 1992. From 1987 to 1991, Mr. Warrington was President of Warrington Development Corporation, a private investment and development firm. From 1983 to 1987, Mr. Warrington served in various positions for the Chase Manhattan Bank, New York, New York.

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

ROBERT E. BOWLING
Age: 40

     ROBERT E. BOWLING has served as the Company's Vice President, Operations since April 25, 1996, and General Manager InVision since October 1995. Mr. Bowling has been with the Company since August, 1994 and has been involved in the telecommunications industry since 1975. Prior to joining the Company, Mr. Bowling served as the Executive Vice President of InVision Telecommunications, Inc., an inmate telephone provider whose assets were acquired by the Company in 1994. Mr. Bowling previously served as the Vice President of Operations for Americall Systems and also held positions with Contel of Kentucky and Advanced Telecommunications Corporation. Mr. Bowling's experience includes network design, planning and management and switching operations. In connection with the sale of the Company's inmate division to Talton Holdings, Inc., Mr. Bowling's employment with the Company and InVision will terminate on or before 90 days from October 1, 1997.


C. DOUGLAS McKEEVER
Age:  52

     C. DOUGLAS MCKEEVER has served as the Company's Vice President, Finance since February 1996. Prior to joining the Company, Mr. McKeever's career encompassed various financial positions, including more than 20 years with NationsBank of Georgia, N.A., where he served as the Senior Vice President Commercial Lending and directed the bank's Technology Financing Group. From February 1994 through November 1995, Mr. McKeever served as the Internal Financial Officer of Harry's Farmers Market. Mr. McKeever also served as the Chairman of the Finance Committee and as a Board Member of Scitrek from 1989 through 1991.

ANTHONY J. PALERMO
Age:  43

     ANTHONY J. PALERMO has served as the Company's Vice President of Sales and Marketing since February 1996. Prior to joining the Company, Mr. Palermo served as the Managing Partner of Interactive Advisory Corporation from November 1994 to December 1995. From February 1989 to November 1994, Mr. Palermo served in various capacities at Brock Control Systems, Inc., including Chief Operating Officer, Executive Vice President, Services, and Vice President, Sales and Marketing. From May 1985 to February 1989, Mr. Palermo served as the Vice President, Marketing for Interactive Financial Services, Inc.

BARRY E. SELVIDGE
Age:  39

     BARRY E. SELVIDGE served as the Company's General Counsel from August 1991 to December 1993 and has served as Vice President, Regulatory Affairs and General Counsel since December 1993. In July 1995, he was named the Company's Secretary. From January

1989 to August 1991, he was a member of the law firm of Messer, Vickers, Caparello, French, Madsen & Lewis of Tallahassee, Florida, where he practiced administrative and appellate law and represented the American Public Communications Council ("APCC"), the Florida Pay Telephone Association and various other telecommunications clients. The APCC is an organization, of which CCI is a member, that is comprised of companies that manufacture, sell and manage payphone products and services in competition with the LECs. From August 1995 through April 1997, Mr. Selvidge served as Chairman of the Board of Directors of the APCC, and is currently Chairman of its Legal Committee. Mr. Selvidge also founded, and from 1986 to 1988 served in various executive capacities with, Payphone Exchange Magazine, which covered the public
                 --------------------------
communications market.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company's directors, executive officers and greater than 10% shareholders complied during fiscal 1997 with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation.
--------------------------------

                     Table I - Summary Compensation Table

     The following table sets forth certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer during fiscal 1997 and the executive officers other than the Chief Executive Officer who earned more than $100,000 during fiscal 1997 and were serving as executive officers at the end of fiscal 1997. Such executive officers are hereinafter referred to as the Company's "Named Executive Officers."

                                                                             Long Term
                                                                             ----------
                                                                            Compensation
                                         Annual Compensation                   Awards
                                         -------------------                   ------
                                                                             Securities
                                                                             Underlying            All Other
                                   Fiscal       Salary        Bonus         Options/SAS          Compensation
Name and Position                   Year          ($)          ($)              (#)                   ($)
-----------------                   ----        -----         ----            -----                 -----
RODGER L. JOHNSON                   1997        228,000        --               --                  3,000/1/
  President and Chief               1996        152,000        --            500,000/2/             2,010/1/
  Executive Officer

C. DOUGLAS MCKEEVER                 1997        130,000        --               --                   --
  Vice President, Finance           1996         54,167        --             60,000/3/              --

ANTHONY J. PALERMO                  1997        175,000        --               --                   --
  Vice President,                   1996         87,500        --             90,000/4/              --
  Sales and Marketing

ROBERT E. BOWLING                   1997         95,000      12,500           15,000/5/              --
  Vice President,                   1996         72,500      37,500             --                   --
  Operations of CCI, and            1995         44,369        --              5,000/5/              --
  General Manager, InVision                                                    6,500/5/

    /1/ Represents payment for a life insurance policy on behalf of Mr. Johnson.

    /2/ The options granted to Mr. Johnson vested as to 74,999 shares on November 6, 1996, and as to 43,750 shares (in monthly increments of 6,250) from December 1, 1996 through June 1997. The options granted to Mr. Johnson will vest as to 181,250 shares in monthly increments of 6,250 continuing through November 1, 1999. Additionally, 50,000 shares vested on March 9, 1997, and 50,000 shares vested on June 10, 1997, as a result of the price of the Company's Common Stock reaching certain established target levels. The option vests as to the remaining
         100,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000, if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005, or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Johnson's retirement from the Company or his death, respectively.

    /3/ The options granted to Mr. McKeever vested as to 9,000 shares on January 15, 1997, and as to 3750 shares (in monthly increments of 750) from February 1, 1997 through June 1997. The options granted to Mr. McKeever will vest as to 23,250 shares in monthly increments of 750 from July, 1997 and continuing through January 1, 2000. The option vests as to the remaining 24,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on January 15, 2001, if Mr. McKeever is still employed by the Company. The option terminates on January 15, 2006, or, if earlier, three months after the termination of Mr. McKeever's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. McKeever's retirement from the Company or his death, respectively.

    /4/ The options granted to Mr. Palermo vested as to 13,500 shares on January 2, 1997, and as to 5,625 shares (in monthly increments of 1,125) from February 1, 1997 through June 1997. The options granted to Mr. Palermo will vest as to 6,750 shares in monthly increments of 1,125 from July, 1997 and continuing through December 1, 1997, and will vest as to 28,125 shares in monthly increments of 1,125 from January 1, 1998 and continuing through January 1, 2000. The option vests as to the remaining 36,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on January 2, 2001, if Mr. Palermo is still employed by the Company. The option terminates on January 2, 2006, or, if earlier, three months after the termination of Mr. Palermo's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Palermo's retirement from the Company or his death, respectively.

    /5/ All of the shares listed for Mr. Bowling represent shares subject to currently exercisable options.

                    TABLE II - Option Grants in Fiscal 1997

          The following table presents information regarding options to purchase shares of the Company's Common Stock granted to the Company's Named Executive Officers during fiscal 1997. The Company has no outstanding stock appreciation rights ("SARs"). In accordance with SEC rules, the table shows the hypothetical "gains" or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.


                                                                                    Potential Realizable
                                          Individual Grants                           Value at Assumed
                                          -----------------                                Annual
                                                                                    Rates of Stock Price
                           No. of        % of Total                                 Appreciation for the
                         Securities       Options        Exercise                        Option Term
                         Underlying      Granted to      or Base                         -----------
                          Options        Employees        Price       Expiration     5%             10%
Name                      Granted       During Year     ($/Share)        Date        ($)            ($)
----                      -------       -----------     ---------        ----        ---            ---
Mr. Johnson                 N/A             N/A            N/A            N/A        N/A            N/A
Mr. McKeever                N/A             N/A            N/A            N/A        N/A            N/A
Mr. Palermo                 N/A             N/A            N/A            N/A        N/A            N/A
Mr. Bowling               15,000/1/         27%          $6.13          8/15/06    $57,827       $146,545


          /1/ All of the shares listed for Mr. Bowling represent shares subject to currently exercisable options.

       TABLE III - Aggregated Option Exercises in Fiscal 1997 and Fiscal
                  Year-End Option Values for such Fiscal Year

          None of the Company's Named Executive Officers exercised any stock options during fiscal 1997. The following table shows the number of shares of Common Stock subject to exercisable and unexercisable stock options held by each of the Named Executive Officers as of June 30, 1997. The table also reflects the values of such options based on the positive spread between the exercise price of such options and $11.00, which was the closing sales price of a share of the Company's Common Stock reported on the Nasdaq Stock Market on June 30, 1997.

                                                          Number of                        Value of Unexercised
                      Shares                             Unexercised                       In-the-Money Options
                    Acquired           Value             Options at                            at Year-End
                 on Exercise        Realized           Year-End (#)/1/                            ($)/2/
Name                     (#)             ($)           ---------------                            ------
----                     ---             ---     Exercisable       Unexercisable       Exercisable     Unexercisable
                                                 -----------       -------------       -----------     -------------
Mr. Johnson          0                 $0.00             218,749        281,251/3/          $984,370      $1,265,629
Mr. McKeever         0                 $0.00              24,750         35,250/4/          $142,312      $  185,438
Mr. Palermo          0                 $0.00              37,125         52,875/5/          $241,312      $  343,687
Mr. Bowling          0                 $0.00               7,664/6/      18,836/6/          $ 44,083      $   95,166

     /1/  Includes options granted prior to fiscal 1997.

     /2/ The value of unexercised in-the-money options as of June 30, 1997 is calculated as follows: [(Per Share Closing Sale Price as of June 30,
          1997) - (Per Share Exercise Price)] x Number of Shares Subject to Unexercised Options. The closing sale price reported by the NASDAQ National Market of the Company's Common Stock as of June 30, 1997 was $11.00 per share.

     /3/ The options granted to Mr. Johnson vested as to 74,999 shares on November 6, 1996, and as to 43,750 shares (in monthly increments of 6,250) from December 1, 1996 through June 1997. The options granted to Mr. Johnson will vest as to 181,250 shares in monthly increments of 6,250 continuing through November 1, 1999. Additionally, 50,000 shares vested on March 9, 1997, and 50,000 shares vested on June 10, 1997, as a result of the price of the Company's Common Stock reaching certain established target levels. The option vests as to the remaining 100,000 shares if the price of the Company's Common
          Stock reaches and maintains certain established target levels or on November 6, 2000, if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005, or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Johnson's retirement from the Company or his death, respectively.

          /4/ The options granted to Mr. McKeever vested as to 9,000 shares on January 15, 1997, and as to 3750 shares (in monthly increments of 750) from February 1, 1997 through June 1997. The options granted to Mr. McKeever will vest as to 23,250 shares in monthly increments of 750 from July, 1997 and continuing through January 1, 2000. The option vests as to the remaining 24,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on January 15, 2001, if Mr. McKeever is still employed by the Company. The option terminates on January 15, 2006, or, if earlier, three months after the termination of Mr. McKeever's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. McKeever's retirement from the Company or his death, respectively.

          /5/ The options granted to Mr. Palermo vested as to 13,500 shares on January 2, 1997, and as to 5,625 shares (in monthly increments of 1,125) from February 1, 1997 through June 1997. The options granted to Mr. Palermo will vest as to 6,750 shares in monthly increments of 1,125 from July, 1997 and continuing through December 1, 1997, and will vest as to 28,125 shares in monthly increments of 1,125 from January 1, 1998 and continuing through January 1, 2000. The option vests as to the remaining 36,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on January 2, 2001, if Mr. Palermo is still employed by the Company. The option terminates on January 2, 2006, or, if earlier, three months after the termination of Mr. Palermo's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Palermo's retirement from the Company or his death, respectively.

          /6/ Effective as of October 1, 1997, all of the shares listed for Mr. Bowling represent shares subject to currently exercisable options.

Director Compensation

     During fiscal 1997, all directors of the Company except Mr. Johnson were considered non-employee directors and received an annual retainer of $15,000, a fee of $3,000 for each day on which they attended a Board meeting in person and $500 for each committee or telephonic Board meeting they participated in. All directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings. During fiscal 1994, 1995 and 1996, the Company had implemented the Communications Central Inc. Stock Option Plan for Directors (the "Directors Plan") that permitted non-employee directors to elect to receive their annual director compensation in the form of cash or options to purchase shares of Common Stock of the Company at an exercise price equal to 50% of the current fair market value of a share. The Directors Plan was terminated by the Board of Directors effective for fiscal year beginning July 1, 1996.

Employment Agreement

     On November 6, 1995, Communications Central of Georgia, Inc. ("CCG"), a wholly-owned subsidiary of the Company, entered into an Employment Agreement with Mr. Johnson pursuant to which Mr. Johnson serves as the President and Chief Executive Officer of CCG and the Company. The Employment Agreement provides that Mr. Johnson will serve for a period of two years, with automatic successive one year renewal periods thereafter unless the Employment Agreement is terminated by CCG or Mr. Johnson. Mr. Johnson receives a base salary of $228,000 per year, subject to periodic increases at the discretion of the Compensation Committee of the Board of Directors, and will be eligible to receive an annual bonus equal to a percentage of his base salary. The Employment Agreement may be terminated by CCG at any time for cause or for any reason upon 60 days prior written notice. Mr. Johnson may terminate the Employment Agreement at any time if his health should become seriously impaired or for any reason upon 60 days prior written notice.

     If Mr. Johnson fails to perform his duties as a result of disability or incapacity, he shall continue to receive his base salary until his employment with the Company is terminated. Following termination as a result of disability or incapacity, Mr. Johnson shall be paid pursuant to the Company's disability insurance policies then in effect, as well as a pro rata portion of any Bonus that he would have been paid had his employment not been terminated. If Mr. Johnson's employment is terminated for Cause, or if Mr. Johnson terminates his employment for reasons other than disability, the Company shall pay Mr. Johnson his base salary through the date of termination. Should Mr. Johnson die during the term of his Employment Agreement, the Company shall pay Mr. Johnson's estate his base salary for ninety (90) days after the date of his death, as well as any amounts payable pursuant to the Company's life insurance policies then in effect, and a pro rata portion of any Bonus that he would have been paid. If Mr. Johnson's employment shall be terminated as a result of a Change of Control, subject to certain limitations, the Company shall pay Mr. Johnson his base salary less $28,000, plus the average of any Bonus payments for the Company's most recent two fiscal years preceding termination, payable monthly until the later of either one year from the date of termination or November 5, 1998.

     In connection with the execution of the Employment Agreement described above, the Company entered into a Stock Option Agreement dated as of November 6, 1995 with Mr. Johnson pursuant to which Mr. Johnson was granted an option to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $6.50 per share. The options granted to Mr. Johnson vested as to 74,999 shares on November 6, 1996, and as to 43,750 shares (in monthly increments of 6,250) from December 1, 1996 through June 1997. The options granted to Mr. Johnson will vest as to 181,250 shares in monthly increments of 6,250 continuing through November 1, 1999. Additionally, 50,000 shares vested on March 9, 1997, and 50,000 shares vested on June 10, 1997, as a result of the price of the Company's Common Stock reaching certain established target levels. The option vests as to the remaining 100,000 shares if the price of the Company's
Common Stock reaches and maintains certain established target levels or on November 6, 2000, if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005, or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Johnson's retirement from the Company or his death, respectively.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors is comprised of Messrs. Fisher and Warrington, with Mr. Warrington serving as Chairman. During fiscal 1997, the Compensation Committee did not include any member of the Board of Directors who at that time served as an officer or employee of the Company. The Company's Chief Executive Officer, Mr. Johnson, is not a member of the Compensation Committee, but typically provides information to the Committee concerning the performance of the Company's executive officers and makes recommendations concerning proposed adjustments to their compensation. During fiscal 1997, no executive officer of the Company served as a member of the board of directors of any entity which had executive officers who served on the Company's Board of Directors during that year.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     ------------------------------------------------------------------------

           The following table sets forth information concerning (i) those persons known by management of the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) the directors and director nominees of the Company, (iii) the executive officers named in the Summary Compensation Table included elsewhere herein and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes below, such information is provided as of October 24, 1997. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.

                                                           Amount and Nature of
Name of                                                         Beneficial          Percent of
Beneficial Owner                                                 Ownership          Class
----------------                                                 ---------          -----
RIT Capital Partners plc/1/............................           981,880                 15.6%
Entities affiliated with Goldman, Sachs, & Co./2/......           655,000                 10.4%
Heartland Advisors, Inc./3/............................           573,400                  9.1%
Entities affiliated with Brinson Partners, Inc./4/.....           476,448                  7.5%
Entities affiliated with MVP Ventures Group/5/.........           432,661                  6.8%
Robert C. Fisher, Jr./6/...............................             9,748                    *
Richard W. Oliver/7/...................................            24,862                    *
Peter A. Schober/8/....................................             9,711                    *
Ronald C. Warrington/9/................................            24,398                    *
Rodger L. Johnson/10/..................................           256,249                  4.0%
C. Douglas McKeever/11/................................            29,250                    *
Anthony J. Palermo/12/.................................            43,875                    *
Robert E. Bowling/13/..................................            26,500                    *
All current directors, director nominees and
  current executive officers as a group
  (10 persons).........................................           424,593                  6.7%

-----------------------------

     /1/ The business address of RIT Capital Partners Plc is 27 St. James's Place, London, England SWIA INR.

     /2/ The business address of Goldman, Sachs, & Co. and related entities is 85 Broad Street, New York, New York 10004. Entities whose shares are included with Goldman, Sachs & Co.'s shares above include the parent holding company The Goldman Sachs Group, L.P. The numbers reported were derived from a Schedule 13G executed by Goldman, Sachs, & Co. on February 10, 1997, and filed with the Securities and Exchange Commission on February 10, 1997.


     /3/ The business address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202. The numbers reported were derived from a Schedule 13G executed by Heartland Advisors, Inc. on February 12, 1997, and filed with the Securities and Exchange Commission on February 14, 1997.


     /4/ The business address of Brinson Partners, Inc. and related entities is 209 South LaSalle, Chicago, Illinois 60604-1295. Entities whose shares are included with Brinson Partners, Inc.'s shares above include: (i) Brinson Trust Company; (ii) Brinson Holdings, Inc.; (iii) SBC Holding
          (USA), Inc.; and (iv) Swiss Bank Corporation. The numbers reported were derived from a Schedule 13G executed by Brinson Partners, Inc. on February 12, 1997, and filed with the Securities and Exchange Commission on February 13, 1997.


     /5/ The business address of MVP Ventures Group ("MVP") and related entities is 45 Milk Street, Boston, Massachusetts 02109. Entities whose shares are included with MVP's shares above include: (i) Chestnut III Ltd. Partnership (54,997 shares held of record); (ii) Chestnut Capital International III (73,177 shares held of record);
          (iii) Late Stage Fund 1990 Limited Partnership (218,856 shares held of record); (iv) Late Stage Fund 1991 Limited Partnership (84,787 shares held of record); and (v) MVP Investors Limited Partnership (844 shares held of record).

     /6/ All of the shares listed for Mr. Fisher represent shares subject to currently exercisable options.

     /7/ Shares beneficially owned by Mr. Oliver include 2,000 shares owned by him directly and 22,862 shares subject to currently exercisable options.

     /8/ Shares beneficially owned by Mr. Schober include 8,467 shares subject to currently exercisable options, 400 shares held of record by William Schober, Mr. Schober's son, and 844 shares beneficially owned by MVP. While Mr. Schober may be deemed to be an "affiliate" of MVP, he disclaims beneficial ownership of such shares.

      /9/ All of the shares listed for Mr. Warrington represent shares subject to currently exercisable options.

     /10/ All of the shares listed for Mr. Johnson are exercisable within 60 days. See "Employment Agreement" for vesting terms.

     /11/ The options granted to Mr. McKeever vested as to 9,000 shares on January 15, 1997, and as to 3,750 shares (in monthly increments of 750) from February 1, 1997 through June 1997. The options granted to Mr. McKeever will vest as to 23,250 shares in monthly increments of 750 from July, 1997 and continuing through January 1, 2000. The option vests as to the remaining 24,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on January 15, 2001, if Mr. McKeever is still employed by the Company. The option terminates on January 15, 2006, or, if earlier, three months after the termination of Mr. McKeever's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. McKeever's retirement from the Company or his death, respectively.

     /12/ The options granted to Mr. Palermo vested as to 13,500 shares on January 2, 1997, and as to 5,625 shares (in monthly increments of 1,125) from February 1, 1997 through June 1997. The options granted to Mr. Palermo will vest as to 6,750 shares in monthly increments of 1,125 from July, 1997 and continuing through December 1, 1997, and will vest as to 28,125 shares in monthly increments of 1,125 from January 1, 1998 and continuing through January 1, 2000. The option vests as to the remaining 36,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on January 2, 2001, if Mr. Palermo is still employed by the Company. The option terminates on January 2, 2006, or, if earlier, three months after the termination of Mr. Palermo's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Palermo's retirement from the Company or his death, respectively.

     /13/ All of the shares listed for Mr. Bowling represent shares subject to currently exercisable options.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------
See Item 11 "Executive Compensation - Compensation Committee Interlocks and Insider Participation" herein.

----------------------------------

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Communications Central Inc.


Date:  October 27, 1997           By: /s/ Rodger L. Johnson
                                      ---------------------
                                      Rodger L. Johnson
                                      Chief Executive Officer
                                      (principal executive officer)

Date:  October 27, 1997           By: /s/ C. Douglas McKeever
                                      -----------------------
                                      C. Douglas McKeever
                                      Chief Financial Officer and Director
                                      (principal financial and accounting
                                       officer)

Date:  October 27, 1997           By: /s/ Robert C. Fisher, Jr.
                                      -------------------------
                                      Robert C. Fisher, Jr.
                                      Director

Date:  October 27, 1997           By: /s/ Richard W. Oliver
                                      -------------------------
                                      Richard W. Oliver
                                      Director

Date:  October 27, 1997           By: /s/ Ronald C. Warrington
                                      -------------------------
                                      Ronald C. Warrington
                                      Director

Date:  October 27, 1997           By: /s/ Peter A. Schober
                                      -------------------------
                                      Peter A. Schober
                                      Director