Form 10-Q
period 1997-09-30
COMMUNICATIONS CENTRAL INC
filed 1997-11-14
CIK 914249

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                               -----------------------------------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number            0 - 22730
                       -------------------------------------------------------

                          Communications Central Inc.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                                                   58-1804173
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employee
incorporation of organization)                              Identification No.)

          1150 Northmeadow Pkwy., Suite 118, Roswell, Georgia   30076
   --------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

                                (770) 442-7300
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   x    No
                                                      -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  There were 6,285,987 shares of Common Stock outstanding as of November 14, 1997.


                                       COMMUNICATIONS CENTRAL INC.
                                               FORM 10-Q
                                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                 INDEX

                                                                                                     Page
                                                                                                   --------
                                      PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited)
-------     --------------------------------
            Consolidated Balance Sheets - September 30, 1997 and June 30, 1997                        3 - 4

            Consolidated Statements of Income - Three Months Ended September 30, 1997
            and 1996                                                                                      5

            Consolidated Statements of Cash Flows - Three Months Ended
            September 30, 1997 and 1996                                                                   6

            Notes to Consolidated Financial Statements - September 30, 1997                               7

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
            Results of Operations                                                                    9 - 16
            ---------------------

                          PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                        17 - 19
-------     --------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Communications Central Inc.
                          Consolidated Balance Sheets

                                                                September 30,     June 30,
                                                                    1997            1997
                                                                -------------   --------------
Assets                                                          (Unaudited)        (Note)
Current assets:
   Cash ........................................................$  1,602,584      $ 5,403,731
   Accounts receivable, less allowance for doubtful accounts
     of $5,347,000 and $3,586,000 at September 30, 1997 and
     June 30, 1997, respectively ...............................   9,440,630        9,275,643
   Prepaid expenses ............................................   1,142,194        1,180,487
   Assets held for sale.........................................  39,387,732       38,791,285
   Other current assets ........................................   2,113,177        1,961,522
                                                                 -----------     ------------
     Total current assets ......................................  53,686,317       56,612,668

Operating equipment:
    Telecommunications equipment ...............................  64,013,370       63,776,675
    Uninstalled equipment ......................................     552,721          552,721
                                                                 -----------     ------------
                                                                  64,566,091       64,329,396
    Less accumulated depreciation and amortization ............. (34,795,324)     (33,418,171)
                                                                 -----------     ------------
                                                                  29,770,767       30,911,225
Leasehold improvements and office furniture and equipment,
    net of accumulated depreciation and amortization of
    approximately $2,737,000 and $3,172,000 at September 30, 1997
    and June 30, 1997, respectively ............................   2,036,714        2,183,441

Intangible assets:
    Site license contracts, net ................................   3,652,626        3,345,221
    Agreements not to compete, net .............................     457,682          513,284
    Goodwill, net ..............................................   8,504,788        8,680,937

Other assets, net ..............................................   2,125,382        2,086,523
                                                                 -----------     ------------

      Total assets .............................................$100,234,276     $104,333,299
                                                                ===========     ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements of Communications Central Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                          Communications Central Inc.
                          Consolidated Balance Sheets


                                                         September 30,       June 30,
                                                             1997              1997
                                                         --------------    --------------
Liabilities and shareholders' equity                      (Unaudited)         (Note)
Current liabilities:
    Accounts payable ....................................$  6,564,209       $ 4,674,064
    Accrued expenses ....................................   4,370,114         4,799,916
    Current portion of long-term debt ...................  68,697,389        71,697,389
    Accrued commissions .................................   2,317,772         2,009,907
    Accrued interest ....................................     808,170           880,172
    Accrued compensation ................................     168,128           142,822
    Accrued income taxes payable ........................     578,984           578,984
                                                         ------------      ------------

      Total current liabilities .........................  83,504,766        84,783,254

Shareholders' equity:
    Common Stock, $.01 par value
      Authorized shares - 50,000,000: issued and outstanding
      shares - 6,285,987 at September 30, 1997 and
      6,284,222 at June 30, 1997 ........................      62,860            62,842
    Additional paid-in capital ..........................  51,493,206        51,483,958
    Accumulated deficit ................................. (34,826,556)      (31,996,755)
                                                         ------------      ------------

      Total shareholders' equity ........................  16,729,510        19,550,045
                                                         ------------      ------------

      Total liabilities and shareholders' equity ........$100,234,276      $104,333,299
                                                         ============      ============


See notes to consolidated financial statements.

                          Communications Central Inc.
                 Consolidated Statements of Income (Unaudited)


                                                 Three Months Ended
                                                    September 30,
                                             ---------------------------
                                                 1997          1996
                                             ------------- -------------
Revenues:

 Coin calls .................................$ 8,271,156   $ 9,335,378
 Non-coin calls ............................. 15,400,230    16,833,061
 Other ......................................    478,465       623,619
                                             -----------   -----------
    Total revenues .......................... 24,149,851    26,792,058

Cost and expenses:
 Line access charges ........................  7,325,252     7,962,685
 Commissions ................................  5,000,788     5,455,151
 Service and collection .....................  3,670,912     4,114,239
 Bad debt expense ...........................  3,012,719     2,830,127
 Provision for dial-around compensation......  1,162,510             -
 Selling, general and administrative ........  3,062,288     1,820,989
 Depreciation and amortization ..............  2,053,474     2,956,326
                                             -----------   -----------
  Total cost and expense .................... 25,287,943    25,139,517
                                             -----------   -----------

Operating income (loss) ..................... (1,138,092)    1,652,541

Interest expense ............................ (1,691,709)   (1,649,286)
                                             -----------   -----------

Income  (loss) before income tax expense .... (2,829,801)        3,255

Income tax expense (benefit) ................          -             -
                                             -----------   -----------

Net income (loss) ...........................$(2,829,801)  $     3,255
                                             ===========   ===========

Net income (loss) per share .................$     (0.45)  $     (0.00)
                                             ===========   ===========

Weighted average number of shares outstanding  6,284,856     6,276,840
                                             ===========   ===========



See notes to consolidated financial statements.

                          Communications Central Inc.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                          ---------------------------------
                                                                              1997                1996
                                                                          -------------       -------------
Operating activities
Net income ...............................................................$(2,829,801)         $    3,255
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ........................................  2,235,200           3,072,360
    Changes in operating assets and liabilities:
      Accounts receivable ................................................   (164,987)           (269,467)
      Prepaid expenses, other current assets and other assets ............   (113,363)           (848,467)
      Accounts payable and other accrued expenses ........................  1,721,511            (666,590)
                                                                          -----------          ----------
Net cash provided by operating activities ................................    848,560           1,291,091

Investing activities
Purchases of telecommunications equipment, leasehold improvements,
  office furniture and equipment .........................................   (674,828)           (715,616)
Acquisitions of telecommunications equipment, site licenses,
  agreements not to compete and goodwill .................................         -              (27,526)
Additions of site licenses, net ..........................................   (984,145)           (534,955)
                                                                          -----------          ----------
Net cash used in investing activities .................................... (1,658,973)         (1,278,097)

Financing activities
Payments on notes payable ................................................ (3,000,000)            (12,500)
Payment of loan origination cost..........................................          -            (182,816)
Issuance of Common Stock  ................................................      9,266                   -
                                                                          -----------          ----------
Net cash provided by financing activities ................................ (2,990,734)           (195,316)
                                                                          -----------          ----------
Increase (decrease) in cash .............................................. (3,801,147)           (182,322)
Cash at beginning of period ..............................................  5,403,731           2,266,327
                                                                          -----------          ----------
Cash at end of period ....................................................$ 1,602,584          $2,084,005
                                                                          ===========          ==========

Supplemental disclosure
Cash paid for interest ...................................................$ 1,681,454          $1,638,796
                                                                          ===========          ==========
Cash paid for income taxes ...............................................$         -          $        -
                                                                          ===========          ==========

See notes to consolidated financial statements.

                           COMMUNICATIONS CENTRAL INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30, 1997

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

          These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

2.        SALE OF INMATE ASSETS

          Pursuant to an August 21, 1997 Asset Purchase Agreement between the Company and Talton Holdings, Inc. ("Talton"), the Company agreed to sell certain assets of its inmate operations to Talton for approximately $42 million. The sale was consummated as of October 1, 1997, and approximately $34 million of the proceeds were used to reduce the Company's bank debt. As of September 30, 1997, all of the long-lived assets of the Company's inmate operations have been classified as assets held for sale in current assets. The results of operations for the inmate operations were ( in millions):

                                      First Quarter Ended September 30,
                                           1997               1996
                                     -----------------  ----------------
Revenue                                    $10.8              $12.2
Income/(Loss) Before Income Taxes            (.2)               (.3)

3.        PROVISION FOR DIAL-AROUND COMPENSATION

          On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay
                                   ------------------------------------------
Telephone Reclassification and Compensation Provisions of the Telecommunications
--------------------------------------------------------------------------------
Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone
-----------
provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and subscriber 800 calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for subscriber 800 and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997 the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the
                 -----------------------
"1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 minus $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls. These new rule provisions were made effective as of October 7, 1997.

     In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision, net of applicable commissions, recorded in the first quarter for reduced dial-around compensation is approximately $1,162,510 ($.18 per share). For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is $2,221,302 and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

     The Company's outside federal regulatory counsel, Dickstein, Shapiro, Morin & Oshinsky LLP, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

     Communications Central Inc. ("CCI" or the "Company") derives substantially all of its revenue from calls placed from its payphone and inmate phone network. Coin revenue is derived from calls made by depositing coins in the telephone. Non-coin revenue is derived from calls that are placed using either a calling card or credit card or as a collect call where the called party will be charged for the call. The call may also be billed to a third party. The Company realizes additional non-coin revenue from long distance carriers pursuant to federal regulation as compensation for "dial-around" calls made from its payphones. A dial-around call is a call initiated at a CCI payphone, but made by utilizing a long distance carrier other than the one designated by the Company and from which the Company derives no direct revenue.

     The Company's operating expenses include line access charges, commissions, field service and collection expenses, and selling, general and administrative expenses. Line access charges include interconnection and local measured usage charges paid to access line providers, long distance transmission charges, billing, collection and validation costs, and operator services charges. Commissions are fees paid regularly to business operators or governmental authorities usually based on a percentage of revenue generated by the Company's payphones and inmate phones. Field service and collection expenses include the costs of collecting and processing coins, maintaining and repairing the telephones and technical support for polling, software maintenance, and diagnostics performed on the Company's payphones and inmate phones.

     On August 21, 1997, the Company, InVision Telecom, Inc. (a wholly owned subsidiary of the Company) and Talton Holdings, Inc. ("Talton") entered into an Asset Purchase Agreement (the "Purchase Agreement") whereby Talton agreed to purchase substantially all of the assets of the Company's inmate phone business for approximately $42 million (subject to adjustment as provided in the Purchase Agreement). The purchase was consummated on October 1, 1997, and substantially all of the proceeds have been applied to the Company's obligation under the Credit Agreement. With the sale of InVision, the Company no longer owns any inmate phones or has any inmate phone operations. Pursuant to, and in connection with the Purchase Agreement, the Company, InVision Telecom, Inc. and Talton entered into a Management Agreement for the purpose of transitioning certain employees and assigning certain contracts to Talton.

     The Company, and certain of its subsidiaries and First Union National Bank (the "Lender") have entered into the Second Amendment to the Second Amended and

Restated Credit Agreement ("Credit Agreement"), dated July 1, 1997, the Third Amendment to the Credit Agreement, dated September 1, 1997 and the Fourth Amendment to the Credit Agreement dated as of October 30, 1997. The Fourth Amendment to the Credit Agreement, waives the default by the Company of certain financial covenants through January 1, 1998, reduces the principal amount of the outstanding Tranche A Loan to $35,000,000, reduces the Tranche B Commitment to $3,000,000 with no outstanding amounts to First Union as of October 30, 1997, and modifies the maturity and terms of repayment of such loans. In connection with the foregoing Fourth Amendment, the Company paid First Union a facility fee of $200,000, and issued a Warrant granting First Union the right to purchase 200,000 shares of common stock of the Company for a purchase price of $8.75 per share, provided, however, that if all of the Company's obligations to First Union are not paid in full on or before April 30, 1998, the purchase price shall be $.01 per share.

RESULTS OF OPERATIONS
Fiscal Quarter Ended September 30, 1997 Compared to Fiscal Quarter Ended September 30, 1996

     Total revenues for the first quarter of fiscal 1998 were $24.1 million compared to $26.8 million for the first quarter of fiscal 1997, a decrease of $2.7 million or 9.9%. Revenues were affected by the decrease in operator assisted calls on the Company's network, the decrease in calls completed on its inmate lines as a result of its direct bill/credit policies, and the decrease in its coin call volumes. Other revenue included unrealized gains related to trading investments held for resale of approximately $129,000 in the first quarter of fiscal 1998 compared to $515,000 for the first quarter of fiscal 1997. Other income in the first quarter of fiscal 1998 also included approximately $300,000 from a third party inmate services contract.

     For the first quarter of fiscal 1998, the payphone business experienced a net decrease of 253 payphones, compared to a net decrease of 694 payphones in the first quarter of fiscal 1997. The weighted average number of installed payphones decreased to 20,129 at the end of the first quarter of fiscal 1998 from 20,143 at the end of the first quarter of fiscal 1997, a decrease of .1%. This net decrease in phone count was primarily a result of the removal of certain underperforming payphones during calendar year 1997.

     The decrease in total revenues for the first quarter of fiscal 1998 reflects an 11.4% decrease in revenues from coin calls and a 8.5% decrease in revenues from non-coin calls as compared to the first quarter of fiscal 1997. The decrease in coin revenue is primarily due to the aforementioned removal of underperforming payphones, unusually high call volumes in fiscal 1997 related to the Atlanta Olympic Games and the loss of certain high volume commercial accounts. The Company's payphones experienced a 9.8% decrease in revenue per phone when compared to the same period last fiscal year. This decrease is primarily attributed to the above mentioned Olympic call volumes in the first quarter of fiscal 1997 and reduced amounts of compensation related to operator service calls in the first quarter of fiscal 1998. Inmate revenues were reduced by 11.5% in the first quarter of fiscal 1998 compared to the same quarter of fiscal 1997 primarily as a result of the Company's direct billing program. The inmate direct billing program was initiated by the Company during July, 1996 and discontinued in August, 1997 as a result of the then pending sale of inmate assets to Talton.

     During the first quarter of fiscal 1998, the Company made certain changes in accounting estimates for the amounts recorded in prior periods related to dial-around compensation. An adjustment was made to decrease "dial-around" compensation as a result of the decision of the U.S. District Court of Appeals for the District of Columbia Circuit ("Court") to remand and then vacate certain portions of the Federal Communications Commission's ("FCC's") 1996 Payphone Order on dial-around compensation ("1996 Payphone Order"). Based on the decisions of the Court in July and September 1997 to remand and subsequently vacate portions of the FCC's 1996 Payphone Order, and also based on the FCC's 1997 Second Report and Order for payphones ("1997 Payphone Order"), the Company reduced its receivables outstanding related to dial-around compensation by approximately $1.6 million. This change in estimate resulted from the Company's decision to change the basis for dial-around compensation recognition for the period from November 7, 1996 through June 30, 1997 from $45.85 per payphone per month to $37.20 (based on $0.284 per call multiplied by 131 calls) per payphone per month based on the above mentioned Court and FCC orders. During the period from July 1, 1997 through September 30, 1997, the Company also accrued dial-around revenue at the $37.20 rate per payphone per month.

     Line access charges decreased to $7.3 million in the first quarter of fiscal 1998 from $8.0 million in the corresponding quarter of fiscal 1997 due to the decreased number of phones comprising the Company's network, the impact of re-negotiated agreements, rate relief from certain service providers, and the decrease in calling volumes. These charges represented 30.3% of total revenues in the first quarter of fiscal 1998 as compared to 29.7% in the corresponding quarter of fiscal 1997.

     Commissions paid to customers decreased to $5.0 million in the first quarter of fiscal 1998 compared to $5.5 million in the first quarter of fiscal 1997. These amounts represented 20.7% of total revenues in the first quarter of fiscal 1998 compared to 20.4% in the corresponding quarter of fiscal 1997. The increased percentage was primarily due to the number of fixed rate contracts and guaranteed minimum contracts in the inmate business, which the Company sold to Talton on October 1, 1997.

     Service and collection expense decreased from $4.1 million in the first quarter of fiscal 1997 to $3.7 million in the corresponding quarter of fiscal 1998. These amounts represented 15.4% of total revenues in the first quarter of fiscal 1997 compared to 15.2% in the corresponding quarter of fiscal 1998. This decrease was primarily due to certain functions being reassumed from Perot Systems and to the decreased number of phones on the Company's network. During the first quarter of fiscal 1997, the Company outsourced certain functions to Perot Systems which were recorded as service and collection expenses. In April 1997, the Company reassumed these functions. As a result, the costs related to the management information systems function are now recorded to selling, general and administrative expenses. Such costs are not billed separately by Perot Systems, and thus cannot be reclassified for the first quarter of fiscal 1997 to conform with the classification for the first quarter of fiscal 1998.

     Selling, general and administrative expenses were $3.1 million in the first quarter of fiscal 1998 compared to $1.8 million in the corresponding quarter of fiscal 1997. These amounts represented 12.7% of total revenues in the first quarter of 1998 compared to 6.8% in the same quarter of 1997. The increase was primarily attributable to the Company's investment in the payphone infrastructure to allow for future internal growth as well as reassuming certain functions from Perot Systems, as described above.

     Bad debt expense increased to $3.0 million in the first quarter of fiscal
1998 compared to $2.8 million in the same quarter of fiscal 1997.   These
amounts represented 12.5% of total revenues in the first quarter of 1998 compared to 10.6% in the same quarter of fiscal 1997. The amount of the increase is attributable primarily to the above mentioned change in estimates for dial-around compensation, as well as the discontinuance of the Company's inmate direct billing with deposit requirements policy, prior to the sale of the Company's inmate assets to Talton. See the discussion of bad debt in the "Safe Harbor" section on page 13, the discussion of the sale of the Company's inmate assets to Talton, and the discussion of dial-around compensation in the "Safe Harbor" section on page 13.

     A provision for dial-around compensation representing 4.8% of total revenues was recorded in the first quarter of fiscal 1998 and is attributable to the above mentioned change in estimates for dial-around compensation for the period from November 7, 1996 through June 30, 1997.

     Depreciation and amortization expense decreased to $2.0 million in the first quarter of fiscal 1998 from $3.0 million in the corresponding quarter of fiscal 1997 primarily because of decreased amounts of amortization and depreciation on the inmate assets held for sale pursuant to the Asset Purchase Agreement with Talton.

     As a result of the foregoing, the operating loss was $1.1 million in the first quarter of fiscal 1998 compared to operating income of $1.7 million in the first quarter of fiscal 1997. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $.9 million in the first quarter of fiscal 1998 compared to $4.6 million in the corresponding quarter of fiscal 1997. EBITDA is not determined in accordance with Generally Accepted Accounting Principles ("GAAP"), nor, as a result, is it included as a line item in the Company's consolidated financial statements. EBITDA is not being presented as an alternative to GAAP operating income or cash flows from operations as shown on the Company's statements of cash flows. However, it is a commonly accepted measure of performance in the telecommunications industry.

     Interest expense was $1.7 million in the first quarter of fiscal 1998 compared to $1.6 million in the corresponding quarter of fiscal 1997.

     The Company experienced a net loss of $2.8 million in the first quarter of fiscal 1998 compared to net income of approximately $3,000 in the corresponding quarter of fiscal 1997, or a loss of $.45 per share in the first quarter of fiscal 1998 versus a gain of $0.00 per share in the first quarter of fiscal 1997.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     During the first quarter of fiscal 1998, the Company has financed its operations from operating cash flows. Net cash provided by operating activities for the first three months of fiscal 1998 was approximately $.8 million compared to $1.3 million for the first three months of fiscal 1997.

     The Company's working capital shows a deficit of approximately $29.8 million with a current ratio of .64 to 1 as of September 30, 1997. This compares to a working capital deficit of $11.1 million and a ratio of .57 to 1 as of September 30, 1996. The change in the Company's working capital is primarily a result of operating losses and the reclassification of bank debt to current liabilities. The Company's principal commitments as of September 30, 1997, consisted of a commitment under the Services Agreement to purchase approximately $500,000 of hardware and related software from Perot, and a commitment to repay the aforementioned bank debt on or before April 30, 1998. The Company believes that its current cash balances and cash flow from operations when supplemented by $3 million available under its Tranche B Loan commitment will be sufficient to meet its working capital and capital expenditure requirements for the rest of fiscal 1998. However, as discussed above, the Company is required to pay the remainder of the outstanding principal balance under its bank credit facility on or before April 30, 1998. The Company is actively seeking to raise equity or other capital to meet its obligation, and is also considering or pursuing various opportunities that could result in possible business combinations or dispositions to address some or all of its
capital needs.   See "Safe Harbor" statements made herein.

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

Liquidity:  In order to meet its obligations under the Credit Agreement, as
---------
amended, the Company is actively seeking to raise additional capital.   On
August 21, 1997, the Company and Talton entered into the Purchase Agreement whereby Talton agreed to purchase substantially all of the assets of the Company's inmate phone business for approximately $42 million. The sale was consummated on October 1, 1997, and substantially all of the proceeds from the sale have been applied to the Company's obligations under the Credit Agreement. Management believes that the Company's ability to raise additional capital will significantly depend upon the implementation and effect of the rules promulgated pursuant to the Telecom Act, which rules could significantly impact the Company's prospective results of operations and financial condition and the ability of the Company to meet its obligations under the Credit Agreement.

Bad Debt:  Traditionally, the Company has utilized the services of the local
--------
exchange carriers ("LECs") in the billing and collection process for operator-assisted or direct dial (non-coin) calls. Essentially all of the calls made from the Company's inmate phones have been billed through large clearinghouses that in turn send the information to the LECs for billing and collection. Due to the Company's dependence upon the LECs for billing and collection, it has taken the Company as long as 24 months to determine whether an inmate account is collectible. This long collection process made it particularly difficult for the Company to estimate the amount of bad debt attributable to the Company's inmate phone revenue. As noted above, on October 1, 1997, the Company sold substantially all of the assets of the Company's inmate phone business for approximately $42 million (subject to adjustment as provided in the Purchase Agreement). With the sale of InVision, the Company no longer owns any inmate phones or has any inmate phone operations. Pursuant to, and in connection with the Purchase Agreement, the Company, InVision Telecom, Inc. and Talton entered into a Management Agreement for the purpose of transitioning certain employees and assigning certain contracts to Talton.

Provision for Dial-Around Compensation:  On September 20, 1996, the Federal
--------------------------------------
Communications Commission ("FCC") adopted rules in a docket entitled In the
                                                                     ------
Matter of Implementation of the Pay Telephone Reclassification and Compensation
-------------------------------------------------------------------------------
Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone
------------------------------------------------
Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and subscriber 800 calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July

1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for subscriber 800 and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997 the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the
                 -----------------------
"1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 minus $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls. These new rule provisions were made effective as of October 7, 1997.

     In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision, net of applicable commissions, recorded in the first quarter for reduced dial-around compensation is approximately $1,162,510 ($.18 per share). For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is $2,221,302 and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

     The Company's outside federal regulatory counsel, Dickstein, Shapiro, Morin & Oshinsky LLP, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

     The foregoing constitutes a forward-looking statement within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended.

Local Coin Rate:     In ensuring "fair compensation" for all calls, the FCC
---------------
previously determined that local coin rates from payphones should be generally deregulated beginning October 7, 1997, but provided for possible modifications and exemptions from deregulation upon a detailed showing by an individual state. In accordance with the FCC's ruling, on October 7, 1997 the Company began to change its charge for local coin calls for most of its payphones from $.25 to $.35. While certain of the Company's competitors have also changed their rates for local coin calls, not all of the Company's competitors have increased their local coin call charges. Accordingly, based on competition and other factors, the Company may, in selected markets or at selected phones, change the local coin rates either upward or downward from the current rates. There can be no assurance that the Company will be able to maintain the new $.35 per call local coin rates or that the rate increase will result in increased or decreased coin revenues on a going forward basis.

Other Telecom Act Provisions:     In addition to the issues addressed above,
----------------------------
there are a significant number of other Telecom Act provisions, as implemented by the FCC, that may have an impact upon the Company. Among the most important were the required cessation of subsidies upon the removal of LEC payphones from the regulated rate base on April 15, 1997, the Regional Bell Operating Companies' ("RBOCs") specific plans detailing their compliance with nondiscrimination and accounting requirements and other safeguards against subsidies and discrimination, and the RBOCs' authority to select interLATA carriers serving their payphones in conjunction with location owners. In addition, there are other broad issues, such as the RBOCs' potential entry into interLATA long distance generally and the evolution of local service competition which could positively and negatively affect the Company's operations. As a whole, the Telecom Act provisions should change the competitive framework of the public communications industry. The Company believes that the Telecom Act will address certain of the fundamental inequities in the payphone market and generally lead to a more equitable competitive environment for all PSPs. However, there can be no assurance that long-term positive results for the Company will actually occur.

Billed Party Preference Proceeding:  The FCC previously issued a Second Notice
----------------------------------
of Proposed Rulemaking regarding "Billed Party Preference" ("BPP") and associated call rating issues, including potential "rate benchmarks" and caller notification requirements for 0+ and 0- interstate long distance calls. If BPP is implemented, the billed party would bypass the Company's selected long distance carrier and the Company would fail to receive commissions from its prescribed carrier. Management believes that the implementation of BPP is not likely to be achieved, since it would involve significant expense and technological changes as evidenced by the record in the FCC proceeding.
However, no assurances can be given that BPP will not be implemented. Moreover, should "rate benchmark" or caller notification requirements be implemented by the FCC for such operator-assisted calling, the Company could be negatively impacted, depending upon the specific level of the benchmark or the particular notification requirements. Without further FCC action, for which a timetable is not mandated, the Company is unable to reasonably assess any potential impact that BPP, "rate benchmarks" or caller notifications, if implemented, might have on its payphone and inmate phone operations.

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

                          PART II - OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES
-------    ---------------------

     The Company, and certain of its subsidiaries and First Union National Bank (the "Lender") have entered into the Second Amendment to the Second Amended and Restated Credit Agreement ("Credit Agreement"), dated July 1, 1997, the Third Amendment to the Credit Agreement, dated September 1, 1997 and the Fourth Amendment to the Credit Agreement dated as of October 30, 1997. The Fourth Amendment to the Credit Agreement dated as of October 30, 1997 waives the default by the Company of certain financial covenants through January 1, 1998, reduces the principal amount of the outstanding Tranche A Loan to $35,000,000, reduces the Tranche B Loan commitment to $3,000,000 with no outstandings, and modifies the maturity and terms of repayment of such Loans. In connection with the foregoing Fourth Amendment, the Company paid First Union a facility fee of $200,000, and issued a Warrant granting First Union the right to purchase 200,000 shares of common stock of the Company for a purchase price of $8.75 per share, provided, however, that if all of the Company's obligations to First Union are not paid in full on or before April 30, 1998 (the maturity date of the Loans), the purchase price shall be $.01 per share. Borrowings under the Credit Agreement, as amended, bear interest at either a LIBOR-based or prime rate at the Company's option. The Company claims an exemption under section 4(2) of the Securities Act of 1933 based upon the sophistication of the lender.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

     (a) Exhibits:

EXHIBIT
Number   DESCRIPTION OF EXHIBIT
------   ----------------------

 2.1 Asset Purchase Agreement, dated as of August 21, 1997, by and among the Company, InVision Telecom, Inc. and Talton Holdings, Inc./1/

 10.1(a) Second Amendment to the Second Amended and
         Restated Credit Agreement, dated as of July 1, 1997, by and among the Company, Communications Central of Georgia, Inc., and InVision Telecom, Inc., as borrowers, and First Union National Bank ("First Union")./2/

 10.1(b) Fourth Amendment to the Second Amended and
         Restated Credit Agreement, dated as of October 30, 1997, by and among the Company, Communications Central of Georgia, Inc., and InVision Telecom, Inc., as borrowers, and First Union.

 10.2 Third Warrant Agreement dated as of October 30, 1997, between the Company and First Union.

 27      Financial Data Schedule.

-----------
(1) Incorporated herein by reference to Exhibit 99.1 in the Company's Current Report on Form 8-K, date of event reported August 21, 1997.

(2) Incorporated herein by reference to Exhibit 99.1 in the Company's Current Report on Form 8-K, date of event reported July 1, 1997.

(b) REPORTS ON FORM 8-K:

    On August 13, 1997, the Company filed a Current Report on Form 8-K, date of earliest event reported July 1, 1997. The above mentioned Report on Form 8-K was filed to report the Company's Second Amendment to its Second Amended and Restated Credit Agreement.

    On August 29, 1997, the Company filed a Current Report on Form 8-K, date of earliest event reported August 21, 1997. The above mentioned Report on Form 8-K was filed to report the termination of the Agreement and Plan of Merger with PhoneTel Technologies, Inc.

    On September 22, 1997, the Company filed a Current Report on Form 8-K, date of earliest event reported August 21, 1997. The above mentioned Report on Form 8-K was filed to report the Company's Asset Purchase Agreement to sell substantially all of its inmate assets to Talton Holdings, Inc.

    On October 10, 1997, the Company filed a Current Report on Form 8-K, date of earliest event reported October 1, 1997. The above mentioned Report on Form 8-K was filed to report the consummation of the Company's sale of substantially all of its inmate assets to Talton Holdings, Inc.

    On October 21, 1997, the Company filed a Current Report on Form 8-K, date of earliest event reported October 9, 1997. The above mentioned Report on Form 8-K was filed to report that the Federal Communications Commission issued its Second Report and Order setting the per-call dial-around compensation default rate at $0.284.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMMUNICATIONS CENTRAL INC.




Date:  November 14, 1997               /s/ C. Douglas McKeever
                                       ---------------------------------
                                           C. Douglas McKeever
                                           Vice President - Finance
                                           (Principal Accounting Officer)