Form 10-K/A
period 1997-06-30
COMMUNICATIONS CENTRAL INC
filed 1997-12-15
CIK 914249

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         FORM 10-K/A AMENDMENT NO. 2*

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

     Number of shares of Common Stock outstanding as of October 24, 1997:
6,285,987.

  * The purpose of this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K ("the Report") of Communications Central Inc., ("CCI or the Company") is to amend (i) tables I and III of Item 11 and (ii) Item 12 of the Report.

Item 11.  Executive Compensation.
--------------------------------

                     Table I - Summary Compensation Table

     The following table sets forth certain information required by the SEC relating to various forms of compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer during fiscal 1997 and the executive officers other than the Chief Executive Officer who earned more than $100,000 during fiscal 1997 and who were serving as executive officers at the end of fiscal 1997. Such executive officers are hereinafter referred to as the Company's "Named Executive Officers."

                                                                             LONG TERM
                                                                             ---------
                                                                            COMPENSATION
                                   ANNUAL COMPENSATION                        AWARDS
                                   -------------------                        ------
                                                                            SECURITIES
                                                                            UNDERLYING            ALL OTHER
                                   FISCAL        SALARY       BONUS         OPTIONS/SAS          COMPENSATION
NAME AND POSITION                   YEAR           ($)         ($)              (#)                   ($)
-----------------                  ------        ------       -----         -----------          ------------
Rodger L. Johnson                   1997         228,000     114,000 /6/             --                3,000 /1/
  President and Chief               1996         152,000          --            500,000 /2/            2,010 /1/
  Executive Officer

C. DOUGLAS MCKEEVER                 1997         130,000          --                 --                   --
  Vice President, Finance           1996          54,167          --             60,000 /3/               --

ANTHONY J. PALERMO                  1997         175,000          --                 --                   --
Vice President,                     1996          87,500          --             90,000 /4/               --
Sales and Marketing

Robert E. Bowling                   1997          95,000      12,500             15,000 /5/               --
Vice President, Operations          1996          72,500      37,500                 --                   --
of CCI, and General Manager,        1995          44,369          --              5,000 /5/               --
InVision                                                                          6,500 /5/

    /1/   Represents payment for a life insurance policy on behalf of Mr.
          Johnson.

    /2/ The options granted to Mr. Johnson vested as to 74,999 shares on November 6, 1996, and as to 43,750 shares (in monthly increments of 6,250) from December 1, 1996 through June 1997. The options granted to Mr. Johnson will vest as to 181,250 shares in monthly increments of 6,250 continuing through November 1, 1999. Additionally, 50,000 shares vested on March 9, 1997, and 50,000 shares vested on June 6, 1997, as a result of the price of the Company's Common Stock reaching certain established target levels. The option vests as to the remaining 100,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on November 6, 2000, if Mr. Johnson is still employed by the Company. The option terminates on November 6, 2005, or, if earlier, three months after the termination of Mr. Johnson's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Johnson's retirement from the Company or his death, respectively.

     /3/ The option granted to Mr. McKeever vested as to 9,000 shares on January 15, 1997, and as to 3,750 shares (in monthly increments of 750) from February 1, 1997 through June 1997. The option granted to Mr. McKeever will vest as to 23,250 shares in monthly increments of 750 from July, 1997 and continuing through January 1, 2000. Additionally, 6,000 shares vested on March 5, 1997 and 6,000 shares vested on June 9, 1997 as a result of the price of the Company's Common Stock reaching certain established levels. The option vests as to the remaining 12,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or, if later, on January 15, 2001, if Mr. McKeever is still employed by the Company. The option terminates on January 15, 2006, or, if earlier, three months after the termination of Mr. McKeever's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. McKeever's retirement from the Company or his death, respectively.

    /4/ The option granted to Mr. Palermo vested as to 13,500 shares on January 2, 1997, and as to 5,625 shares (in monthly increments of 1,125) from February 1, 1997 through June 1997. The option granted to Mr. Palermo will vest as to 6,750 shares in monthly increments of 1,125 from July, 1997 and continuing through December 1, 1997, and will vest as to 28,125 shares in monthly increments of 1,125 from January 1, 1998 and continuing through January 1, 2000. Additionally, 9,000 shares vested on May 3, 1996 and 9,000 shares vested on June 9, 1997 as a result of the price of the Company's Common Stock reaching certain established levels. The option vests as to the remaining 18,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or, if later, on January 2, 2001, if Mr. Palermo is still employed by the Company. The option terminates on January 2, 2006, or, if earlier, three months after the termination of Mr. Palermo's employment, except in the case of his disability or death, in which cases the option terminates one year after Mr. Palermo's retirement from the Company or his death, respectively.

     /5/ All of the shares listed for Mr. Bowling represent shares subject to currently exercisable options.

     /6/ Pursuant to the terms of Mr. Johnson's employment agreement with the Company, Mr. Johnson earned such Bonus as a result of meeting certain performance target goals. Such Bonus was granted after the end of fiscal 1997.

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


                                                                                  VALUE OF UNEXERCISED
                                                  NUMBER OF                      IN-THE-MONEY OPTIONS
                  SHARES                         UNEXERCISED                        AT YEAR-END
                ACQUIRED        VALUE             OPTIONS AT                           ($)2/
                                                                                       -----
             ON EXERCISE     REALIZED           YEAR-END (#)1/
                     (#)          ($)          ----------------            EXERCISABLE           UNEXERCISABLE
                     ---         ----                                      -----------           -------------
                                        EXERCISABLE         UNEXERCISABLE
                                        -----------         -------------
NAME
----
Mr. Johnson       0           $0.00          218,749           281,251 /3/      $984,370           $1,265,629
Mr. McKeever      0           $0.00           24,750            32,250 /4/      $142,312           $  185,438
Mr. Palermo       0           $0.00           37,125            52,875 /5/      $241,312           $  343,687
Mr. Bowling       0           $0.00             7664 /6/         18836 /6/      $ 44,083           $   95,166



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

     /3/ The option granted to Mr. Johnson vested as to 74,999 shares on November 6, 1996, and as to 43,750 shares (in monthly increments of 6,250) from December 1, 1996 through June 1997. The option granted to Mr. Johnson will vest as to 181,250 shares in monthly increments of 6,250 continuing through November 1, 1999. Additionally, 50,000 shares vested on March 9, 1997, and 50,000 shares vested on June 10, 1997, as a result of the price of the Company's Common Stock reaching certain established target levels. The option vests as to the remaining 100,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or, if later, on November 6, 2000, if Mr. Johnson is still employed by the Company.

          The option terminates on November 6, 2005, or, earlier, three months after the termination of Mr. Johnson's employment with the Company, except in the case of his disability or death, in which cases the option terminates one year after Mr. Johnson's retirement from the Company or his death, respectively.

     /4/ The option granted to Mr. McKeever vested as to 9,000 shares on January 15, 1997, and as to 3750 shares (in monthly increments of 750) from February 1, 1997 through June 1997. The option granted to Mr. McKeever will vest as to 23,250 shares in monthly increments of 750 from July, 1997 and continuing through January 1, 2000. Additionally, 6,000 shares vested on March 5, 1997 and 6,000 shares vested on June 9, 1997 as a result of the price of the Company's Common Stock reaching certain established levels. The option vests as to the remaining 12,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or, if later, on January 15, 2001, if Mr. McKeever is still employed by the Company. The option terminates on January 15, 2006, or, if earlier, three months after the termination of Mr. McKeever's employment with the Company, except in the case of his disability or death, in which cases the option terminates one year after Mr. McKeever's retirement from the Company or his death, respectively.

     /5/ The option granted to Mr. Palermo vested as to 13,500 shares on January 2, 1997, and as to 5,625 shares (in monthly increments of 1,125) from February 1, 1997 through June 1997. The option granted to Mr. Palermo will vest as to 6,750 shares in monthly increments of 1,125 from July, 1997 and continuing through December 1, 1997, and will vest as to 28,125 shares in monthly increments of 1,125 from January 1, 1998 and continuing through January 1, 2000. Additionally, 9,000 shares vested on May 3, 1996 and 9,000 shares vested on June 9, 1997 as a result of the price of the Company's Common Stock reaching certain established levels. The option vests as to the remaining 18,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or, if later, on January 2, 2001, if Mr. Palermo is still employed by the Company. The option terminates on January 2, 2006, or, if earlier, three months after the termination of Mr. Palermo's employment with the Company, except in the case of his disability or death, in which cases the option terminates one year after Mr. Palermo's retirement from the Company or his death, respectively .

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

                                                            AMOUNT AND NATURE OF
NAME OF                                                         BENEFICIAL
Beneficial Owner                                                 Ownership               PERCENT OF
----------------                                                -----------              Class
                                                                                         -----
RIT Capital Partners plc /1/............................          981,880                 15.6%
Entities affiliated with Goldman, Sachs, & Co. /2/                655,000                 10.4%
Heartland Advisors, Inc. /3/                                      573,400                  9.1%
Entities affiliated with Brinson Partners, Inc. /4/               476,448                  7.6%
Entities affiliated with MVP Ventures Group /5/.........          432,661                  6.9%
Robert C. Fisher, Jr. /6/...............................            9,748                   *
Richard W. Oliver /7/...................................           24,862                   *
Peter A. Schober /8/....................................           10,900                   *
Ronald C. Warrington /9/................................           24,398                   *
Rodger L. Johnson /10/..................................          256,249                  4.0%
C. Douglas McKeever /11/................................           29,250                   *
Anthony J.  Palermo /12/................................           46,875                   *
Robert E. Bowling /13/..................................           30,838                   *
All current directors, director nominees and
  current executive officers as a group
  (9 persons)...........................................          448,952                  7.1%

________________
     /1/ The business address of RIT Capital Partners Plc is 27 St. James's Place, London, England SWIA INR.

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

     14/ The business address of Brinson Partners, Inc. and related entities is 209 South LaSalle, Chicago, Illinois 60604-1295. Entities whose shares are included with Brinson Partners, Inc.'s shares above include: (i) Brinson Trust Company; (ii) Brinson Holdings, Inc.; (iii) SBC Holding (USA), Inc.; and (iv) Swiss Bank Corporation. The numbers reported were derived from a Schedule 13G executed by Brinson Partners, Inc. on February 12, 1997, and filed with the Securities and Exchange Commission on February 13, 1997.

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

     /8/ Shares beneficially owned by Mr. Schober include 9,656 shares subject to currently exercisable options, 400 shares held of record by William Schober, Mr. Schober's son, and 844 shares beneficially owned by MVP. While Mr. Schober may be deemed to be an "affiliate" of MVP, he disclaims beneficial ownership of such shares.

     /9/ All of the shares listed for Mr. Warrington represent shares subject to currently exercisable options.

     /10/ All of the shares listed for Mr. Johnson are exercisable within 60 days. See " Employment Agreement" for vesting terms.

     /11/ The options granted to Mr. McKeever vested as to 9,000 shares on January 15, 1997, and as to 3,750 shares (in monthly increments of 750) from February 1, 1997 through June 1997. The options granted to Mr. McKeever will vest as to 23,250 shares in monthly increments of 750 from July, 1997 and continuing through January 1, 2000. Additionally, 6,000 shares vested on March 5, 1997 and 6,000 shares vested on June 9, 1997 as a result of the price of the Company's Common Stock reaching certain established levels. The option vests as to the remaining 12,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on January 15, 2001, if Mr. McKeever is still employed by the Company. The option terminates on January 15, 2006, or, if earlier, three months after the termination of Mr. McKeever's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. McKeever's retirement from the Company or his death, respectively.

     /12/ Shares beneficially owned by Mr. Palermo include 3000 shares owned by him directly and 43,875 shares subject to currently exercisable options. The options granted to Mr. Palermo vested as to 13,500 shares on January 2, 1997, and as to 5,625 shares (in monthly increments of 1,125) from February 1, 1997 through June 1997. The options granted to Mr. Palermo will vest as to 6,750 shares in monthly increments of 1,125 from July, 1997 and continuing through December 1, 1997, and will vest as to 28,125 shares in monthly increments of 1,125 from January 1, 1998 and continuing through January 1, 2000. Additionally, 9,000 shares vested on May 3, 1996 and 9,000 shares vested on June 9, 1997 as a result of the price of the Company's Common Stock reaching certain established levels. The option vests as to the remaining 18,000 shares if the price of the Company's Common Stock reaches and maintains certain established target levels or on January 2, 2001, if Mr. Palermo is still employed by the Company. The option terminates on January 2, 2006, or, if earlier, three months after the termination of Mr. Palermo's employment, except in the case of his disability or death, in which cases the options terminate one year after Mr. Palermo's retirement from the Company or his death, respectively.

     /13/ Shares beneficially owned by Mr. Bowling include 4,338 shares owned by him directly and 26,500 shares subject to currently exercisable options.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Communications Central Inc.



Date: December 15, 1997            /s/ Rodger L. Johnson
                                   ---------------------
                                   Rodger L. Johnson
                                   Chief Executive Officer and Director
                                   (principal executive officer)